Form 10QSB
period 2001-07-31
MYOCASH INC
filed 2002-12-09
CIK 1142336

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES AND EXCHANGE ACT OF 1934
        -------------------------------------------------------------------
       For the Quarter Ended July 31, 2001, Commission File Number 0-32887



                                  MYOCASH, INC.
              -----------------------------------------------------
             (Exact name of Registrant as specified in its charter)


                           Nevada              n/a
        ---------------------------  ----------------------------------
       (State of Incorporation) (I.R.S. Employer Indentification Number)


                  14 Pico Crescent, Thornhill, Ontario L4J 8P4
              ------------------------------------------------------
               (address of principal executive offices) (Zip Code)

       Registrant's telephone number, including area code: (905) 731-0189


                                 Not Applicable
       -------------------------------------------------------------------
       (Former name, address, or fiscal year if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           Yes         x                No
                                  ------------        ------------
The total number of shares outstanding of the issuer's common shares, par value $ .001 as of the date of this report, follow:

                             5,000,000

PART I - FINANCIAL INFORMATION

Item 1.           Financial Statements

MYOCASH, INC.
UNAUDITED INTERIM BALANCE SHEET
AS AT July 31, 2001



ASSETS

Current Assets
Cash ..................................................                $   --

                                                                       ---------

Total Current Assets ..................................                    --
                                                                       ---------

OTHER -  AT COST
Goodwill ..............................................                    --
Incorporation costs ...................................                    --
                                                                       ---------

Total Other Assets                                                         --
                                                                       ---------


TOTAL ASSETS                                                          $    --
                                                                       =========


MYOCASH, INC.
UNAUDITED INTERIM BALANCE SHEET
AS AT July 31, 2001


LIABILITIES
Accounts payable ......................................                $    --

LONG-TERM
Due to shareholders                                                         --
                                                                       ---------


Total Liabilities .....................................                     --
                                                                       ---------

STOCKHOLDERS' EQUITY

Preferred stock, authorized 5,000,000 shares par value
$ .001, none outstanding
Common stock, authorized 50,000,000 shares, par value
$ .001 - issued and outstanding                                           5,000

Additional paid-in capital ............................                     --
Deficit, accumulated during the development stage                        (5,000)
                                                                       ---------
                                                                            --
                                                                       ---------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                            $     --
                                                                       =========


MYOCASH, INC.
INTERIM UNAUDITED STATEMENT OF OPERATIONS
From Inception(November 30, 2000) to July 31, 2001


                                                                   FROM
                                                         THREE   INCEPTION
                                                        MONTHS (Nov 17, 2000)
                                                         ENDED      TO
                                                       JULY 31,   JULY 31,
                                                        2001       2001


REVENUE ..........................................  $    --    $    --
                                                     --------   --------


OPERATING EXPENSES
Professional fees                                        --         --
Amortization expenses
General and administrative                              4,900      5,000
                                                     --------   --------

Total Operating Expenses                                4,900      5,000
                                                     --------   --------


NET LOSS FROM OPERATIONS                            $  (4,900) $  (5,000)
                                                     ========   ========


MYOCASH, INC.
INTERIM UNAUDITED STATEMENT OF CASH FLOWS
From Inception(November 17, 2000) to July 31, 2001


                                                                   FROM
                                                         THREE   INCEPTION
                                                        MONTHS (Nov 17, 2000)
                                                         ENDED      TO
                                                       JULY 31,   JULY 31,
                                                        2001       2001


Cash Flows From Operating Activities
Net income(loss) for the period .................... $  (4,900)   $  (5,000)
                                                      --------     --------

Adjustments to reconcile net loss to net cash
  in operating activities:
      Stock issued for services         ..........       4,900        5,000
   Changes in assets and liabilities
      Accounts receivable .............................    --           --
      Accounts payable ................................    --           --
                                                      --------      -------
                                                         4,900        5,000
                                                      --------      -------

Net Cash Provided By(Used in) Operating Activities         --           --
                                                      --------      -------

Cash Flows From Investing Activities
Purchase of goodwill ..................................    --           --
Incorporation costs ...................................    --           --
                                                      --------      -------

Net Cash Used in Investing Activities .................    --           --
                                                      --------      -------

Cash Flow From Financing Activities
Advances from shareholders ............................    --           --
Issuance of common stock ..............................    --           --
                                                      --------      -------
                                                           --           --
                                                      --------      -------


Increase(decrease) in Cash .........................       --           --

Cash and Cash Equivalents - Beginning of period .          --           --
                                                      --------      -------

Cash and Cash Equivalents - End of period .........  $     --      $    --
                                                      ========      =======

Supplementary Information
  Interest paid ................................ .   $     --      $    --
                                                      ========      =======
  Taxes paid .....................................   $     --      $    --
                                                      ========      =======

MYOCASH, INC.
INTERIM UNAUDITED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
From Inception(November 17, 2000) to July 31, 2001


                                                        Deficit
                                                     Accumulated
                                        Additional    During the
                       Common Stock      Paid-In     Development
                     Shares   Amount     Capital       Stage        Totals
              ---------------------------------------------------------------

Balance - November
  17, 2000             --      $   --    $    --    $     --       $    --

Stock issued for
  services          4,455,000    4,455        --          --           4,455

Stock issued for
 incorporation costs  545,000      545        --          --             545


Net loss for period                                     (5,000)       (5,000)
                    ---------  -------    ---------   --------      --------


BALANCE - July 31,
     2001           5,000,000 $  5,000   $   --      $  (5,000)    $    --
                    =========   ======    ========    ========      ========













                                                                       .........

                                 MYOCASH, INC.
                          (A Development Stage Company)
                 Notes To Unaudited Interim Financial Statements
                                  July 31, 2001

Note 1 - Organization and Summary of Significant Accounting Policies:

     Nature of Business

          MYOCASH, INC., Inc. (the "Company") was incorporated on November 17, 2000 under the laws of the State of Nevada. The Company's primary business operations are to and engage in the acquisition of a technology based company. The Company is searching for a viable entity upon which to merge and/or acquire. The Company intends on going public in order to raise the funds required in order to fulfill its business objectives.

     The Company's fiscal year end is December 31,

     Basis of  Presentation

     Development  Stage  Company

          The Company has not earned any revenue from limited principal operations. Accordingly, the Company's activities have been accounted for as those of a Development Stage Enterprise' as set forth in Financial Accounting Standards Board Statement No. 7 ("SFAS 7"). Among the disclosures required by SFAS 7 are that the Company's financial statements be identified as those of a development stage company, and that the statements of operations, stockholders" equity (deficit) and cash flows disclose activity since the date of the Company's inception.

     Basis of Accounting

          The  accompanying  financial  statements  have  been  prepared  on the
     accrual  basis  of  accounting  in  accordance   with  generally   accepted
     accounting principles.

     Estimates

          The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

     Cash and Cash Equivalents

          For purposes of the statement of cash flows, the Company considered all cash and other highly liquid investments with initial maturities of three months or less to be cash equivalents.

                                 MYOCASH, INC.
                         (A Development Stage Company)
                  Notes To Unaudited Interim Financial Statements
                                July 31, 2001


     Net earning (loss) per share

          Basic and diluted net loss per share information is presented under the requirements of SFAS No. 128, Earnings per Share. Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding for the period, less shares subject to repurchase. Diluted net loss per share reflects the potential dilution of securities by adding other common stock equivalents, including stock options, shares subject to repurchase, warrants and convertible preferred stock, in the weighted-average number of common shares outstanding for a period, if dilutive. All potentially dilutive securities have been excluded from the computation, as their effect is anti-dilutive.

     Income Taxes

          The Company accounts for income taxes under SFAS No. 109, which requires the asset and liability approach to accounting for income taxes. Under this method, deferred tax assets and liabilities are measured based on differences between financial reporting and tax bases of assets and liabilities measured using enacted tax rates and laws that are expected to be in effect when differences are expected to reverse.

Note 2 - Capital Stock Transactions

          The authorized capital common stock is 50,000,000 shares of common stock at $.001 par value. The Company has issued 5,000,000 of common stock of which 4,455,000 was for services rendered as administrative expenses by the founders at a cost of $4,455 and $ 545 for incorporation costs which were expensed during this interim period.

                                  MYOCASH, INC.
                          (A Development Stage Company)
                     Notes To Unaudited Interim Financial Statements
                               July 31, 2001


Note 3 - Going Concern:

     The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplates continuation of the Company as a going concern. The Company operations are in the development stage and the Company has generated no income.

     The future success of the Company is likely dependent on its ability to attain additional capital to develop its proposed products and ultimately, upon its ability to attain future profitable operations. There can be no assurance that the Company will be successful in obtaining such financing, or that it will attain positive cash flow from operations.

Item 2:           Management's Discussion and Analysis or Plan Of Operation

Not applicable.

PART II - OTHER INFORMATION

Item 1:           Legal Proceedings

There are no legal proceedings applicable.

Item 2:           Changes in Securities and Use of Proceeds

Not Applicable

Item 3:           Defaults upon Senior Securities

Not Applicable.

Item 4:           Submission of Matters to a Vote of Security Holders

Not Applicable

Item 5:           OTHER INFORMATION

     The registrant has changed its head office to 14 Pico Crescent, Thornhill, Ontario L4J 8P4 effective immediately.

Item 6:           Exhibits and Reports on Form 8-K

     Exhibit 11 - Computation of earnings per common share - see Statement Of Operations

Reports on Form 8-K - None

                                   SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.

          MYOCASH, INC.


BY:               /s/   Marvin Winick
         -------------------------------
         Marvin Winick, President

Dated:            December 9, 2002