Form 10KSB
period 2001-10-31
MYOCASH INC
filed 2002-12-10
CIK 1142336

UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                 Washington, D.C. 20549

                                        Form 10-KSB

                        Annual Report Pursuant to Section 13 or 15(d) of
                           The Securities Exchange Act of 1934

                         Date of Report            October 31, 2001

                                  Myocash, Inc.
     -----------------------------------------------------------------------
      (Exact name of registrant as specified in its charter)

      Nevada                          000-32887                    n/a
-------------------------------  ---------------------  ---------------------
State or other jurisdiction          Commission File           IRS Employer
of incorporation)                          Number)        Identification No.)

                   14 Pico Crescent, Thornhill, Ontario Canada L4J 8P4
                --------------------------------------------------------
                 (Address of principal executive offices)     (Zip Code)

Registrant's telephone number, including area code            905-731-0189

                 16 Julia Street, Thornhill, Ontario L3T 4R9
         ------------------------------------------------------------
        (Former name or former address, if changed since the last report)

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act:

             Common Shares, $ .001 par value
      --------------------------------------------
                       (Title of Class)

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

 Yes   x          No
      -----          -----

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [x]

The issuer's revenues for the fiscal year ended October 31, 2001 were $ nil

As of October 31, 2001, there were nil shares of the issuer's common stock, $ ..001 par value, outstanding with an aggregate market value of $ 24 held by non-affiliates. For the purpose of this disclosure, shares of common stock held by directors, officers and stockholders whose ownership exceeds five percent of the common stock outstanding were excluded. Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of management or policies of the issuer, or that such person is controlled by or under common control of the issuer.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Transitional Small Business Disclosure Format (check one):  Yes     No    x
                                                               ----    -----

                                          PART I

ITEM 1:    DESCRIPTION OF BUSINESS.

Myocash, Inc. (the "Company") was incorporated under the laws of the State of Nevada on November 17, 2000. The Company is looking for a viable business in the internet field to acquire. Once the Company has targeted a viable business, the Company will go about the business of raising funds to meet its business objectives. In the event the Company is unable to find a suitable merger or acquisition candidate in the internet area, it may seek to acquire businesses in other sectors of the economy assuming they will provide a viable alternative.

COMPETITION

The Company will have competition from other similar companies looking to acquire viable businesses.

EMPLOYEES

As of October 31, 2001, the Company has had no full time employees or managers.

ITEM 2.   DESCRIPTION OF PROPERTY

The Company has no leased or owned premises. At present the Company is using one of the director's premises at no cost for company business.


ITEM 3.   LEGAL PROCEEDINGS

The Company is not engaged in any litigation.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the quarter ended October 31, 2001.

                                     PART II

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's common shares, par value $ .001 (the "Shares") are not being traded on a stock market exchange at this time.

On October 31, 2001, there were 2 shareholders.

The Company has never paid a cash dividend and does not presently anticipate doing so in the foreseeable future, but expects to retain earnings, if any, for use in its business.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

RESULTS OF OPERATIONS

For the fiscal year ended October 31, 2001, there were no operations. The Company has been using consultants, directors and officers to locate suitable business acquisitions and as such has been paying these consultants, officers and directors with common stock of the Company. During the year ended October 31, 2001, the Company paid out a total of $4,455 in consulting fees which equates to 4,455,000 shares of common stock and reimbursed a shareholder for the cost associated with incorporating the company of $ 545 for 545,000 shares of common stock.

FORWARD LOOKING STATEMENTS

Except for the historical information contained herein, the matters discussed in this report on Form 10-KSB and the Company's other periodic reports and other documents incorporated by reference or incorporated herein as exhibits, may contain forward-looking statements that involve risks and uncertainties. The Company's actual results may differ materially from results discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, general economic and market conditions, and the ability of the Company to successfully identify and thereafter consummate one or more acquisitions.


ITEM 7.   FINANCIAL STATEMENTS.

The financial statements required by this Item are set forth at the pages indicated in Item on page 12 of this report.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

                                PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

The executive officers and directors of the Company are as follows:

Name                                        Age               Position

Marvin N. Winick                            53           Director, President,
                                                         & Secretary/Treasurer


Mr. Marvin N. Winick, 53 years old, has been a Director of the Company since inception May 9, 2000. Mr. Winick is a self employed Canadian accountant who has done consulting and accounting for several U.S. companies including Omicron Technologies, Inc., Dyncom , Inc. Nature Treat Products Inc. and Auto.com Inc. He has been a director of a public company Tokn, Inc. since 1989.. Mr. Winick has had several years of computer, accounting and experience in US securities laws which has helped him to assist other companies as mentioned above.


COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934

Under Federal securities laws, the Company's directors, its executive officers and any person holding more than 10% of the Company's Shares are required to report their ownership of such Shares and any changes in the ownership on Forms 3, 4, and 5 as the case may be. The directors, executive officers and any qualifying shareholders will comply with such requirements once the Shares of the Company are trading on a stock exchange.

ITEM 10.   EXECUTIVE COMPENSATION.

At this time there is no set executive compensation package for any of the directors or officers of the Company since there are no operations to date.

ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                  MANAGEMENT.

The following table and notes thereto set forth information regarding the beneficial ownership of the Company's Shares as of December 1, 2002 by (i) each person known by the Company to be the beneficial owner of more than 5% of such voting security, (ii) each director of the Company, and (iii) all executive officers and directors of the Company as a group. The percentages have been calculated by taking into account all Shares owned on the record date as well as all such Shares with respect to which such person has the right to acquire beneficial ownership at such date or within 60 days thereafter. Unless otherwise indicated, all persons listed below have sole voting and sole investment power over the Shares owned.

Name of Address of ........         Amount and Nature         Percent of
Beneficial Owner ............       Beneficial Ownershi          Class
Marvin N. Winick .................. 2,500,000      Common           50.0%
14 Pico Crescent
Thornhill, Ontario L4J 8P4

Godefrey A. Clarke........          2,500,000      Common           50.0%
155 Rexdale Blvd. Ste 902
Toronto, Ontario


All Executive Officers and Directors
as a Group(three persons)           2,500,000                       50.0%


ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

None

ITEM 13.   EXHIBITS AND REPORTS ON FORM 8-K

DOCUMENTS FILED WITH THIS REPORT

1.       Financial Statements

Independent Auditors' Report

Balance Sheets as of October 31, 2001

Statements of Operations for the period ended October 31, 2001

Statement of Stockholders' Equity for the period ended October 31, 2001

Statements of Cash Flows for the period ended October 31, 2001

Notes to Financial Statements as of October 31, 2001

Financial Statement Schedules

Financial statement schedules have been omitted because the required information is inapplicable or because the information is presented in the financial statements or related notes.

2.       Exhibits

23       Consent of Independent Auditors

EXHIBITS INCORPORATED BY REFERENCE

         The following exhibits were filed with the Company's Form 10SB dated September 2000 and are incorporated by reference.

         Exhibit 3(i).1             Articles of Incorporation filed November 17,
                                    2000
         Exhibit 3(ii).1            By-Laws
         Exhibit 3(iii).1           Amendment to By-Laws
         Exhibit 3(iv)              Corporate Charter

SIGNATURES

REPORTS ON FORM 8-K

There were no reports on Form 8-K filed during the quarter ended October 31, 2001.


In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    By:            /s/  MARVIN WINICK
                                              -------------------------
                                              Marvin Winick, President

DATE:   December 10, 2002

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

SIGNATURES            TITLE                                       DATE
------------------   ---------------                      ------------

/s/ MARVIN WINICK  Director, President              December 10, 2002
----------------------
Marvin Winick

                                       Myocash, Inc.
                                 (A Development Stage Company)


                                    Financial Statements
                                      October 31, 2001

                          INDEPENDENT AUDITOR'S REPORT


To the Board of Directors
Myocash, Inc.


We have audited the accompanying balance sheet of Myocash, Inc. (A Development Stage Company) as of October 31, 2001 and the related statement of operations, cash flows, and changes in stockholders' equity for the year then ended and for the period November 17, 2000(inception) to October 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with auditing standards generally accepted in the United States Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Myocash, Inc. at October 31, 2001, and the results of their operations and their cash flows for the period, November 17, 2000(inception) to October 31, 2001 in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 6 to the financial statements, conditions exist which raise substantial doubt about the Company's ability to continue as a going concern unless it is able to generate sufficient cash flows to meet its obligations and sustain its operations. Management's plans in regard to these matters are also described in Note 6. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


Michael Johnson & Co., LLC
Denver, Colorado
December 1, 2002

                                  Myocash, Inc.
                          (A DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEET
                                October 31, 2001




ASSETS:
Current Assets:
  Cash                                                             $   -
                                                                    --------
Total Current Assets                                                   -
                                                                    --------

Other Assets
Incorporation Costs                                                    -
                                                                    --------
Total Other Costs                                                      -
                                                                    --------

TOTAL ASSETS                                                       $   -
                                                                    ========


LIABILITIES AND STOCKHOLDERS' EQUITY:

Current Liabilities:
Accounts payable                                                   $   -
Advance from shareholder                                               -
                                                                    ------

TOTAL CURRENT LIABILITIES                                              -
                                                                    ------

Stockholders' Equity:
  Preferred stock, $.001 par value, 5,000,000
   shares authorized: none outstanding                                 -
  Common stock, $.001 par value, 50,000,000
   shares authorized, 5,000,000 issued
    outstanding                                                     5,000
  Deficit accumulated during the development stage                 (5,000)
                                                                   ------
Total Stockholders' Equity                                            -
                                                                   ------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                        $   -
                                                                   ======


The accompanying notes are an integral part of these financial statements.

                                  Myocash, Inc.
                          (A Development Stage Company)
                             STATEMENT OF OPERATIONS
              From Inception(November 17, 2000) to October 31, 2001



INCOME                                                         $   -

OPERATING EXPENSES:
Professional Fees                                                  -
Amortization Expense                                               -
Administrative Expenses                                        5,000
                                                             -------
Total Operating Expenses                                       5,000
                                                             -------

Net Loss from Operations                                    $ (5,000)
                                                             =======

Weighted average number of
  shares outstanding                                       5,000,000
                                                           =========

Net Loss Per Share                                          $ (0.001)
                                                             =======






















The accompanying notes are an integral part of these financial statements.

                                  Myocash, Inc.
                          (A Development Stage Company)
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
              From Inception(November 17, 2000) to October 31, 2001


                                                       Deficit
                                                     Accumulated
                                       Additional     During the
                        Common Stock    Paid-In      Development
                     Shares   Amount    Capital         Stage       Totals
Balance - November,
    17, 2000           -     $    -    $    -     $     -        $     -

Stock issued for
  services           4,455,000 4,455        -           -          4,455

Stock issued to
 reimburse for
 incorporation costs   545,000   545        -           -            545

Net loss for
  period               -          -         -       (5,000)       (5,000)
                      -------- ------   --------    --------       ------
Balance -  October
       31, 2001      5,000,000 $5,000   $   -     $ (5,000)      $    -
                     =========  =====    =======    ========       ======























The accompanying notes are an integral part of these financial statements.

                                  Myocash, Inc.
                          (A Development Stage Company)
                             STATEMENT OF CASH FLOWS
             From Inception(November 17, 2000) to October 31, 2001




Cash Flows From Operating Activities:
  Net (Loss)                                                $ (5,000)
  Adjustments to reconcile net loss
    to net cash used in operating
      activities:
   Stock issued for services                                   4,455
   Stock issued to reimburse for
      incorporation costs                                        545
   Changes in assets and liabilities:
    Increase in accounts payable                                  -
    Increase in Other Assets                                      -
                                                              -------
                                                               5,000
                                                              -------

Net Cash Used in Operating Activities                             -
                                                              -------

Cash Flow From Financing Activities:
  Issuance of Common Stock
  Advances from shareholder                                       -
                                                              -------

  Net Cash Provided By Financing
        Activities                                                -
                                                              -------

Increase (Decrease) in Cash                                       -

Cash and Cash Equivalents - Beginning of
       period                                                     -
                                                              -------

Cash and Cash Equivalents - End of
       period                                                $    -
                                                              =======

Supplemental Cash Flow Information:
  Interest paid                                              $    -
                                                              =======
  Taxes paid                                                 $    -
                                                              =======

The accompanying notes are an integral part of these financial statements.

                                       Myocash, Inc.
                               (A Development Stage Company)
                              Notes To Financial Statements
                                    October 31, 2001

Note 1 - General:

         Nature of Business

Myocash, Inc. (the "Company") was incorporated on November 17, 2000 under the laws of the State of Nevada. The Company's primary business operations are to develop and engage in internet related businesses. The Company is searching for a viable entity upon which to merge and/or acquire. The Company intends on going public in order to raise the funds required in order to fulfill its business objectives.

         The Company's fiscal year end is October 31.

Note 2 - Summary of Significant Accounting Policies

         Basis of Presentation - Development Stage Company

The Company has not earned any revenue from limited principal operations. Accordingly, the Company's activities have been accounted for as those of a "Development Stage Enterprise" as set forth in Financial Accounting Standards Board Statement No. 7 ("SFAS 7"). Among the disclosures required by SFAS 7 are that the Company's financial statements be identified as those of a development stage company, and that the statements of operations, stockholders' equity (deficit) and cash flows disclose activity since the date of the Company's inception.

         Basis of Accounting

The accompanying financial statements have been prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States.

         Estimates

The preparation of financial statements in conformity with accounting principles accepted in the United States requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

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

                                  Myocash, Inc.
                          (A Development Stage Company)
                          Notes To Financial Statements
                                 October 31, 2001



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

Note 3 - Capital Stock Transactions

The authorized capital common stock is 50,000,000 shares of common stock at $.001 par value. During this fiscal year ended October 31, 2001 the Company issued 4,455,000 shares of common stock for services rendered in the amount of $ 4,455 and 545,000 for $ 545 for reimbursement of incorporation costs.

                                  Myocash, Inc.
                          (A Development Stage Company)
                          Notes To Financial Statements
                                October 31, 2001

Note 5 -Income Taxes

There has been no provision for U.S. federal, state, or foreign income taxes for Any period because the Company has incurred losses in all periods and for all jurisdictions

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of deferred tax assets are as follows:

Deferred tax assets
  Net operating loss carryforwards                       $  5,000
  Valuation allowance for deferred tax assets              (5,000)
                                                          -------
Net deferred tax assets                                  $    -
                                                          =======

Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. As of October 31, 2001, the Company had net operating loss carryforwards of approximately $ 5,000 for federal and state income tax purposes. These carryforwards, if not utilized to offset taxable income begin to expire in 2016. Utilization of the net operating loss may be subject to substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. The annual limitation could result in the expiration of the net operating loss before utilization.

Note 6 - Going Concern:

The  accompanying  financial  statements  have been prepared in conformity  with
accounting   principles   generally   accepted  in  the  United  States,   which
contemplates continuation of the Company as a going concern.

The future success of the Company is likely dependent on its ability to attain additional capital to develop its proposed products and ultimately, upon its ability to attain future profitable operations. There can be no assurance that the Company will be successful in obtaining such financing, or that it will attain positive cash flow from operations.

                                                            EXHIBIT 23


                         CONSENT OF INDEPENDENT AUDITORS

The Board of Directors
Myocash, Inc.

We consent to incorporation of our report dated December 1, 2002, of the balance sheets of Myocash, Inc.. as of October 31, 2001 and the related statements of operations, stockholders' equity and cash flows for the period then ended, which report appears in the October 31, 2001 annual report on Form 10-KSB of Myocash, Inc.


Michael Johnson & Co. LLP
Dated: December 5, 2002