Form 10QSB
period 2002-01-31
MYOCASH INC
filed 2002-12-10
CIK 1142336

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES AND EXCHANGE ACT OF 1934
        -------------------------------------------------------------------
       For the Quarter Ended January 31, 2002, Commission File Number 0-32887



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

                             5,000,000

PART I - FINANCIAL INFORMATION

Item 1.           Financial Statements

MYOCASH, INC.
UNAUDITED INTERIM BALANCE SHEET
AS AT January 31, 2002


                                                     January 31,  October 31,
                                                        2002         2001


ASSETS

Current Assets
Cash ...............................................$    --           $   --

                                                     --------          ---------

Total Current Assets ..............................      --               --
                                                     --------          ---------

OTHER -  AT COST
Goodwill ..............................................  --                --
Incorporation costs ...................................  --                --
                                                     --------          ---------

Total Other Assets                                       --                --
                                                     --------          ---------


TOTAL ASSETS                                        $    --            $    --
                                                     ========          =========


The accompanying notes are an integral part of these financial statements.

MYOCASH, INC.
UNAUDITED INTERIM BALANCE SHEET
AS AT January 31, 2002

                                                   January 31,  October 31,
                                                        2002         2001

LIABILITIES
Accounts payable ...................................$    --          $    --

LONG-TERM
Due to shareholders                                      --               --
                                                     --------          ---------


Total Liabilities ..................................     --               --
                                                     --------          ---------

STOCKHOLDERS' EQUITY

Preferred stock, authorized 5,000,000 shares par value
$ .001, none outstanding
Common stock, authorized 50,000,000 shares, par value
$ .001 - issued and outstanding                        5,000              5,000

Additional paid-in capital ..                            --                --
Deficit, accumulated during the development stage     (5,000)            (5,000)
                                                     -------           ---------
                                                         --                --
                                                     -------           ---------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY          $    --          $     --
                                                     =======           =========



The accompanying notes are an integral part of these financial statements.

MYOCASH, INC.
INTERIM UNAUDITED STATEMENT OF OPERATIONS
For the Three Months Ended January 31, 2002


                                                                   FROM
                                                       THREE    INCEPTION
                                                      MONTHS   (Nov 17, 2000)
                                                       ENDED      TO
                                                      JANUARY 31, JANUARY 31,
                                                        2002       2002


REVENUE ..........................................  $    --    $    --
                                                     --------   --------


OPERATING EXPENSES
Professional fees                                        --         --
Amortization expenses
General and administrative                               --        5,000
                                                     --------   --------

Total Operating Expenses                                 --        5,000
                                                     --------   --------


NET LOSS FROM OPERATIONS                            $    --    $  (5,000)
                                                     ========   ========

Weighted Average Number of
  Common Shares Outstanding                          5,000,000
                                                     =========


The accompanying notes are an integral part of these financial statements.

MYOCASH, INC.
INTERIM UNAUDITED STATEMENT OF CASH FLOWS
From Inception(November 17, 2000) to January 31, 2002


                                                                   FROM
                                                         THREE   INCEPTION
                                                        MONTHS (Nov 17, 2000)
                                                         ENDED      TO
                                                      JANUARY 31, JANUARY 31,
                                                        2002       2002


Cash Flows From Operating Activities
Net income(loss) for the period .................... $    --      $  (5,000)
                                                      --------     --------

Adjustments to reconcile net loss to net cash
  in operating activities:
      Stock issued for services         ..........         --         4,455
      Stock issued for reimbursement
       of incorporation costs                                           545
   Changes in assets and liabilities
      Accounts receivable .............................    --           --
      Accounts payable ................................    --           --
                                                      --------      -------
                                                           --         5,000
                                                      --------      -------

Net Cash Provided By(Used in) Operating Activities         --           --
                                                      --------      -------

Cash Flows From Investing Activities
Purchase of goodwill ..................................    --           --
Incorporation costs ...................................    --           --
                                                      --------      -------

Net Cash Used in Investing Activities .................    --           --
                                                      --------      -------

Cash Flow From Financing Activities
Advances from shareholders ............................    --           --
Issuance of common stock ..............................    --           --
                                                      --------      -------
                                                           --           --
                                                      --------      -------


Increase(decrease) in Cash .........................       --           --

Cash and Cash Equivalents - Beginning of period .          --           --
                                                      --------      -------

Cash and Cash Equivalents - End of period .........  $     --      $    --
                                                      ========      =======

Supplementary Information
  Interest paid ................................ .   $     --      $    --
                                                      ========      =======
  Taxes paid .....................................   $     --      $    --
                                                      ========      =======

The accompanying notes are an integral part of these financial statements.

MYOCASH, INC.
INTERIM UNAUDITED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
From Inception(November 17, 2000) to January 31, 2002


                                                        Deficit
                                                     Accumulated
                                        Additional    During the
                       Common Stock      Paid-In     Development
                     Shares   Amount     Capital       Stage        Totals
              ---------------------------------------------------------------

Balance - November
  17, 2000             --      $   --    $    --    $     --       $    --

Stock issued for
  services          4,455,000    4,455        --          --           4,455

Stock issued for
 incorporation costs  545,000      545        --          --             545


Net loss for period                                     (5,000)       (5,000)
                    ---------  -------    ---------   --------      --------

BALANCE - October 31,
     2001           5,000,000    5,000        --        (5,000)         --

Net loss for
    period             --         --          --          --            --
                   ----------  -------    ---------   --------      --------

Balance - January
   31, 2002         5,000,000 $  5,000   $    --     $  (5,000)    $    --
                   ==========  =======    ========    ========      ========





The accompanying notes are an integral part of these financial statements.









                                                                       .........

                                 MYOCASH, INC.
                          (A Development Stage Company)
                 Notes To Unaudited Interim Financial Statements
                                  January 31, 2002

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

     The Company's fiscal year end is October 31,

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

                                 MYOCASH, INC.
                         (A Development Stage Company)
                  Notes To Unaudited Interim Financial Statements
                                January 31, 2002


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

                                  MYOCASH, INC.
                          (A Development Stage Company)
                     Notes To Unaudited Interim Financial Statements
                               January 31, 2002


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

Note 4 -Income Taxes

     There has been no provision for U.S. federal, state, or foreign income taxes for any period because the Company has incurred losses in all periods and for all jurisdictions.

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
                                                          =======

     Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. As of January 31, 2002, the Company had net operating loss carryforwards of approximately $ 5,000 for federal and state income tax purposes. These carryforwards, if not utilized to offset taxable income begin to expire in 2017. Utilization of the net operating loss may be subject to substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. The annual limitation could result in the expiration of the net operating loss before utilization.

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

Dated:            December 10, 2002