Form 10QSB
period 2002-07-31
MYOCASH INC
filed 2003-01-14
CIK 1142336

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES AND EXCHANGE ACT OF 1934
        -------------------------------------------------------------------
       For the Quarter Ended JULY 31, 2002, Commission File Number 0-32887



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

                             5,000,000

PART I - FINANCIAL INFORMATION

Item 1.           Financial Statements

MYOCASH, INC.
UNAUDITED INTERIM BALANCE SHEET
AS AT JULY 31, 2002


                                                       JULY 31,  October 31,
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

MYOCASH, INC.
UNAUDITED INTERIM BALANCE SHEET
AS AT JULY 31, 2002

                                                    JULY 31,   October 31,
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

MYOCASH, INC.
INTERIM UNAUDITED STATEMENT OF OPERATIONS
For the Six Months Ended JULY 31, 2002


                                                     FROM         FROM
                              THREE    THREE   SIX  INCEPTION   INCEPTION
                              MONTHS   MONTHS MONTHS (Nov 17,  (Nov 17, 2000)
                               ENDED   ENDED  ENDED   2000) TO     TO
                               JULY    JULY   JULY     JULY        JULY
                              31,2002 31,2001 31,2002 31,2001   31, 2002

REVENUE ......................$  --   $  --  $  --.    $   --    $   --
                               ------  -----  ------    -------   -------


OPERATING EXPENSES
Professional fees                --      --     --         --        --
Amortization expenses            --      --     --         --        --
General and administrative       --     4,455    --        5,000     5,000
                               ------   -----  ------    -------   -------

Total Operating Expenses         --     4,455    --        5,000     5,000
                               ------   -----  ------    -------   -------


NET LOSS FROM OPERATIONS      $  --   $(4,455)$ --     $  5,000)  $ (5,000)
                               ======  ======  =====    =======    =======

Weighted Average Number of
  Common Shares Outstanding   5,000,000 3,145,000
                              ========= =========
NET LOSS PER SHARE            $    0.00 $ (0.01)
                               ========  ======


The accompanying notes are an integral part of these financial statements.

MYOCASH, INC.
INTERIM UNAUDITED STATEMENT OF CASH FLOWS
For the Six Months Ended JULY 31, 2002


                                                        FROM       FROM
                                             SIX     INCEPTION   INCEPTION
                                           MONTHS (NOV 17, 2000)(NOV 17, 2000)
                                            ENDED        TO         TO
                                           JULY 31    JULY 31, JULY 31,
                                            2002        2001       2002


Cash Flows From Operating Activities
Net income(loss) for the period ..........$   --.  . $  (5,000)    $ (5,000)
                                           ------     --------     --------

Adjustments to reconcile net loss to net cash
  in operating activities:
      Stock issued for services               --         4,455        4,455
      Stock issued for reimbursement
       of incorporation costs                 --           545          545
   Changes in assets and liabilities
      Accounts receivable ....................--           --           --
      Accounts payable .......................--           --           --
                                           ------     --------      -------
                                              --         5,000        5,000
                                           ------     --------      -------

Net Cash Provided By(Used in) Operating
     Activities                               --           --           --
                                           ------     --------      -------

Cash Flows From Investing Activities
Purchase of goodwill .........................--           --           --
Incorporation costs ..........................--           --           --
                                           ------     --------      -------

Net Cash Used in Investing Activities ........--           --           --
                                           ------     --------      -------

Cash Flow From Financing Activities
Advances from shareholders ...................--           --           --
Issuance of common stock .....................--           --           --
                                           ------     --------      -------
                                              --           --           --
                                           ------     --------      -------


Increase(decrease) in Cash .................  --           --           --

Cash and Cash Equivalents - Beginning of
        period                                --           --           --
                                           ------     --------      -------

Cash and Cash Equivalents - End of period $   --     $     --      $    --
                                           ======     ========      =======

Supplementary Information
  Interest paid ..........................$   --     $     --      $    --
                                           ======     ========      =======
  Taxes paid .............................$   --     $     --      $    --
                                           ======     ========      =======

The accompanying notes are an integral part of these financial statements.

MYOCASH, INC.
INTERIM UNAUDITED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
From Inception(November 17, 2000) to JULY 31, 2002


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

Balance - JULY
   31, 2002         5,000,000 $  5,000   $    --     $  (5,000)    $    --
                   ==========  =======    ========    ========      ========





The accompanying notes are an integral part of these financial statements.









                                                                       .........

                                 MYOCASH, INC.
                          (A Development Stage Company)
                 Notes To Unaudited Interim Financial Statements
                                  JULY 31, 2002

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

     Basis of Accounting

          The financial statements included herein have been prepared by Myocash Inc. the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. In the opinion of management, the unaudited interim financial statements reflect all adjustments (consisting only of normal, recurring adjustments) necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. The financial statements and the accompanying notes, however, should be read in conjunction with the Company's audited financial statements and the notes thereto included in the Company's Annual Report on Form 10-KSB for the fiscal year ended October 31, 2001, filed with the SEC on December 10, 2002. The balance sheet as of October 31, 2001 has been derived from the audited financial statements as of that date, but does not include all disclosures required by generally accepted accounting principles for complete financial statements. The results of operations for the six month periods ended JULY 31, 2002 and 2001 are not necessarily indicative of the results that may be expected for any other interim period or for the full fiscal year ending October 31, 2002. The accompanying financial statements have been prepared on the accrual basis of accounting in accordance with generally accepted accounting principles.

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

                                 MYOCASH, INC.
                         (A Development Stage Company)
                  Notes To Unaudited Interim Financial Statements
                                JULY 31, 2002


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

Note 2 - Capital Stock Transactions

          The authorized capital common stock is 50,000,000 shares of common stock at $.001 par value. The Company has issued 5,000,000 of common stock of which 4,455,000 was for services rendered as administrative expenses by the founders at a cost of $4,455 and $ 545 for incorporation costs which were expensed in the prior fiscal year.

                                  MYOCASH, INC.
                          (A Development Stage Company)
                     Notes To Unaudited Interim Financial Statements
                               JULY 31, 2002


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
                                                          =======

     Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. As of JULY 31, 2002, the Company had net operating loss carryforwards of approximately $ 5,000 for federal and state income tax purposes. These carryforwards, if not utilized to offset taxable income begin to expire in 2017. Utilization of the net operating loss may be subject to substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. The annual limitation could result in the expiration of the net operating loss before utilization.

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