Form 10KSB
period 2002-10-31
MYOCASH INC
filed 2003-01-15
CIK 1142336

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                        Form 10-KSB

                Annual Report Pursuant to Section 13 or 15(d) of
                       The Securities Exchange Act of 1934

                         Date of Report            October 31, 2002

                                  Myocash, Inc.
           ----------------------------------------------------------
             (Exact name of registrant as specified in its charter)

      Nevada                          000-32887                    n/a
-------------------------------  ---------------------  ---------------------
State or other jurisdiction          Commission File           IRS Employer
of incorporation)                          Number)        Identification No.)

               14 Pico Crescent, Thornhill, Ontario Canada L4J 8P4
               ---------------------------------------------------
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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [x]

The issuer's revenues for the fiscal year ended October 31, 2002 were $ nil

As of October 31, 2002, there were nil shares of the issuer's common stock, $ ..001 par value, outstanding with an aggregate market value of $ 0 held by non-affiliates. For the purpose of this disclosure, shares of common stock held by directors, officers and stockholders whose ownership exceeds five percent of the common stock outstanding were excluded. Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of management or policies of the issuer, or that such person is controlled by or under common control of the issuer.

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

EMPLOYEES

As of October 31, 2002, the Company has had no full time employees or managers.

ITEM 2.   DESCRIPTION OF PROPERTY

The Company has no leased or owned premises. At present the Company is using one of the director's premises at no cost for company business.


ITEM 3.   LEGAL PROCEEDINGS

The Company is not engaged in any litigation.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the quarter ended October 31, 2002.

                                     PART II

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's common shares, par value $ .001 (the "Shares") are not being traded on a stock market exchange at this time.

On October 31, 2002, there were 2 shareholders.

The Company has never paid a cash dividend and does not presently anticipate doing so in the foreseeable future, but expects to retain earnings, if any, for use in its business.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

RESULTS OF OPERATIONS

For the fiscal year ended October 31, 2002, there were no operations. The Company has been using consultants, directors and officers to locate suitable business acquisitions and as such has been paying these consultants, officers and directors with common stock of the Company. During the year ended October 31, 2002, the Company has not paid any consultants, officers and directors for any services.

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


ITEM 7.   FINANCIAL STATEMENTS.

The financial statements required by this Item are set forth at the pages indicated on page 4 of this report.

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

Mr. Clarke brings a wealth of financial experience to the company. His investment company Clamore Investments Limited, a privately owned Ontario company has been in business for over 15 years for which he is the President.
Clamore provides financing and consulting services to private and public companies in both Canada and the United States.


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

Name of Address of ........         Amount and Nature         Percent of
Beneficial Owner ............       Beneficial Ownershi          Class
Marvin N. Winick .................. 2,500,000      Common           40.0%
14 Pico Crescent
Thornhill, Ontario L4J 8P4

Godefrey A. Clarke........          3,750,000      Common           60.0%
155 Rexdale Blvd. Ste 902
Toronto, Ontario


All Executive Officers and Directors
as a Group(three persons)           2,500,000                       40.0%


ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

None

ITEM 13.   EXHIBITS AND REPORTS ON FORM 8-K

DOCUMENTS FILED WITH THIS REPORT


1.       Financial Statements

Independent Auditors' Report

Balance Sheets as of October 31, 2002 and October 31, 2001

Statements  of  Operations  for the year ended  October 31, 2002 and October 31,
2001

Statement of Stockholders' Equity from inception November 17, 2000 to October 31, 2002

Statements  of Cash Flows for the year ended  October  31,  2002 and October 31,
2001

Notes to Financial Statements as of October 31, 2002

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

SIGNATURES

REPORTS ON FORM 8-K

There were no reports on Form 8-K filed during the quarter ended October 31, 2002.


In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    By:            /s/  MARVIN WINICK
                                              -------------------------
                                              Marvin Winick, President

DATE:   December 12, 2002

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

SIGNATURES            TITLE                                       DATE
------------------   ---------------                      ------------

/s/ MARVIN WINICK  Director, President              December 12, 2002
----------------------
Marvin Winick

                                       Myocash, Inc.
                                 (A Development Stage Company)


                                    Financial Statements
                                      October 31, 2002

                          INDEPENDENT AUDITOR'S REPORT


To the Board of Directors
Myocash, Inc.


We have audited the accompanying balance sheet of Myocash, Inc. (A Development Stage Company) as of October 31, 2002 and October 31, 2001 and the related statement of operations, cash flows, and changes in stockholders' equity for the year then ended and for the period November 17, 2000(inception) to October 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Myocash, Inc. at October 31, 2002 and October 31, 2001, and the results of their operations and their cash flows for the year then ended and for the period, November 17, 2000(inception) to October 31, 2001 in conformity with accounting principles generally accepted in the United States.

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


Michael Johnson & Co., LLC
Denver, Colorado
December 9, 2002

                                  Myocash, Inc.
                          (A DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEET
                                   OCTOBER 31



                                                       2002          2001
ASSETS:
Current Assets:
  Cash                                                $   -        $   -
                                                       -------      --------
Total Current Assets                                      -            -
                                                       -------      --------

Other Assets
Incorporation Costs                                       -            -
                                                       -------      --------
Total Other Costs                                         -            -
                                                       -------      --------

TOTAL ASSETS                                              -        $   -
                                                       =======      ========


LIABILITIES AND STOCKHOLDERS' EQUITY:

Current Liabilities:
Accounts payable                                      $   -        $   -
Advance from shareholder                                  -            -
                                                       ------       ------

TOTAL CURRENT LIABILITIES                                 -            -
                                                       ------       ------

Stockholders' Equity:
  Preferred stock, $.001 par value, 5,000,000
   shares authorized: none outstanding                    -            -
  Common stock, $.001 par value, 50,000,000
   shares authorized, 6,250,000 issued
    outstanding(2001 - 5,000,000)                       6,250       5,000
  Deficit accumulated during the development stage     (6,250)     (5,000)
                                                       ------      ------
Total Stockholders' Equity                                -           -
                                                       ------      ------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY            $   -       $   -
                                                       ======      ======


The accompanying notes are an integral part of these financial statements.

                                  Myocash, Inc.
                          (A Development Stage Company)
                             STATEMENT OF OPERATIONS
                                   OCTOBER 31

                                                       FROM         FROM
                                               YEAR  INCEPTION   INCEPTION
                                              ENDED (Nov 17,  (Nov 17, 2000)
                                             OCTOBER  2000) TO       TO
                                                31,   OCTOBER    OCTOBER
                                               2002   31, 2001   31, 2002





INCOME                                      $   -     $   -      $   -

OPERATING EXPENSES:
Professional Fees                               -         -          -
Amortization Expense                            -         -          -
Administrative Expenses                        1,250     5,000     6,250
                                             -------   -------    ------
Total Operating Expenses                       1,250      -        6,250
                                             -------   -------    ------

Net Loss from Operations                    $ (1,250)  $(5,000) $ (6,250)
                                             =======   =======   =======

Weighted average number of
  shares outstanding                       5,312,500 2,728,333
                                           ========= =========

Net Loss Per Share                        $     00.0  $ (0.002)
                                            ========   =======





















The accompanying notes are an integral part of these financial statements.

                                  Myocash, Inc.
                          (A Development Stage Company)
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
              FROM INCEPTION(NOVEMBER 17, 2000) TO OCTOBER 31, 2002


                                                       Deficit
                                                     Accumulated
                                       Additional     During the
                        Common Stock    Paid-In      Development
                     Shares   Amount    Capital         Stage       Totals
Balance - November,
    17, 2000           -     $    -    $    -     $     -        $     -

Stock issued for
  services           4,455,000 4,455        -           -          4,455

Stock issued to
 reimburse for
 incorporation costs   545,000   545        -           -            545

Net loss for
  period               -          -         -       (5,000)       (5,000)
                      -------- ------   --------    --------       ------
Balance -  October
       31, 2001      5,000,000  5,000       -       (5,000)           -

Stock issued for
  services           1,250,000  1,250       -          -           1,250

Net loss for year     -           -         -       (1,250)       (1,250)
                     --------- ------   --------     -------       -----

Balance -  October
       31, 2002      6,250,000 $6,250   $    -     $(6,250)       $   -
                     =========  =====    =======    ========       ======























The accompanying notes are an integral part of these financial statements.

                                  Myocash, Inc.
                          (A Development Stage Company)
                             STATEMENT OF CASH FLOWS
                                   OCTOBER 31


                                                      FROM         FROM
                                               YEAR  INCEPTION   INCEPTION
                                              ENDED (Nov 17,  (Nov 17, 2000)
                                             OCTOBER 2000)TO       TO
                                                31,    OCTOBER    OCTOBER
                                              2002    31, 2001   31, 2002




Cash Flows From Operating Activities:
  Net (Loss)                              $ (1,250)  $   -       $ (6,250)
  Adjustments to reconcile net loss
    to net cash used in operating
      activities:
   Stock issued for services                 1,250      4,455       5,705
   Stock issued to reimburse for
      incorporation costs                     -           545         545
   Changes in assets and liabilities:
    Increase in accounts payable              -          -            -
    Increase in Other Assets                  -          -            -
                                           -------     ------     -------
                                             1,250      5,000       6,250
                                           -------     ------     -------

Net Cash Used in Operating Activities         -          -            -
                                           -------     ------     -------

Cash Flow From Financing Activities:
  Issuance of Common Stock                    -          -            -
  Advances from shareholder                   -          -            -
                                           -------     ------     -------

  Net Cash Provided By Financing
        Activities                            -          -            -
                                           -------     ------     -------

Increase (Decrease) in Cash                   -          -            -

Cash and Cash Equivalents - Beginning of
       period                                 -          -            -
                                           -------     ------     -------

Cash and Cash Equivalents - End of
       period                             $   -       $   -      $    -
                                           =======     ======     =======

Supplemental Cash Flow Information:
  Interest paid                           $   -       $   -      $    -
                                           =======     ======     =======
  Taxes paid                              $   -       $   -      $    -
                                           =======     ======     =======

The accompanying notes are an integral part of these financial statements.

                                       Myocash, Inc.
                               (A Development Stage Company)
                              Notes To Financial Statements
                                    October 31, 2002

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

                                  Myocash, Inc.
                          (A Development Stage Company)
                          Notes To Financial Statements
                                 October 31, 2002

Note 2 - Summary of Significant Accounting Policies(continued)

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

Note 4 - Capital Stock Transactions

The authorized capital common stock is 50,000,000 shares of common stock at $.001 par value. During this fiscal year ended October 31, 2001 the Company issued 4,455,000 shares of common stock for services rendered in the amount of $ 4,455 and 545,000 for $ 545 for reimbursement of incorporation costs. During the current year the Company issued an additional 1,250,000 shares of common stock for services rendered for $ 1,250.

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

Deferred tax assets
  Net operating loss carryforwards                       $  6,250
  Valuation allowance for deferred tax assets              (6,250)
                                                          -------
Net deferred tax assets                                  $    -
                                                          =======

Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. As of October 31, 2002, the Company had net operating loss carryforwards of approximately $ 6,250 for federal and state income tax purposes. These carryforwards, if not utilized to offset taxable income begin to expire in 2016. Utilization of the net operating loss may be subject to substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. The annual limitation could result in the expiration of the net operating loss before utilization.

                                 Myocash, Inc.
                          (A Development Stage Company)
                          Notes To Financial Statements
                                 October 31, 2002


Note 5 - Going Concern:

The  accompanying  financial  statements  have been prepared in conformity  with
accounting   principles   generally   accepted  in  the  United  States,   which
contemplates continuation of the Company as a going concern.

The future success of the Company is likely dependent on its ability to attain additional capital to meet its business objective as described in Note 1 and ultimately, upon its ability to attain future profitable operations. There can be no assurance that the Company will be successful in obtaining such financing, or that it will attain positive cash flow from operations.

                                                            EXHIBIT 23


                         CONSENT OF INDEPENDENT AUDITORS

The Board of Directors
Myocash, Inc.

We consent to incorporation of our report dated December 9, 2002, of the balance sheets of Myocash, Inc.. as of October 31, 2002 and October 31, 2001 and the related statements of operations, stockholders' equity and cash flows for the year then ended and for the period from inception(November 17, 2000) to October 31, 2001, which report appears in the October 31, 2002 annual report on Form 10-KSB of Myocash, Inc.

Michael Johnson & Co. LLP
Dated: December 11, 2002