Form 10QSB
period 2003-01-31
MYOCASH INC
filed 2004-12-08
CIK 1142336

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES AND EXCHANGE ACT OF 1934
        ---------------------------------------------------------------
       For the Quarter Ended January 31, 2003, Commission File Number 0-32887



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

                             6,250,000

PART I - FINANCIAL INFORMATION

Item 1.           Financial Statements


                                 MYOCASH, INC.


                          INTERIM FINANCIAL STATEMENTS


                                JANUARY 31, 2003
                                  (UNAUDITED)

                                 MYOCASH, INC.
                             INTERIM BALANCE SHEET
                             AS AT January 31, 2003
                                 (UNAUDITED)


                                                     January 31,  October 31,
                                                        2003         2002
                                                     (UNAUDITED)  (AUDITED)

ASSETS

Current Assets
Cash ...............................................$    --           $   --

                                                     --------          ---------

Total Current Assets ..............................      --               --
                                                     --------          ---------

OTHER -  AT COST
Goodwill ..............................................  --                --
Incorporation costs ...................................  --                --
                                                     --------          ---------

Total Other Assets                                       --                --
                                                     --------          ---------


TOTAL ASSETS                                        $    --            $    --
                                                     ========          =========


The accompanying notes are an integral part of these financial statements.

                                 MYOCASH, INC.
                             INTERIM BALANCE SHEET
                             AS AT January 31, 2003
                                  (UNAUDITED)

                                                   January 31,  October 31,
                                                      2003         2002

LIABILITIES
Accounts payable ...................................$    --          $    --

LONG-TERM
Due to shareholders                                      --               --
                                                     --------          ---------


Total Liabilities ..................................     --               --
                                                     --------          ---------

STOCKHOLDERS' EQUITY

Preferred stock, authorized 5,000,000 shares par value
$ .001, none outstanding
Common stock, authorized 50,000,000 shares, par value
$ .001 - 6,250,000 issued and outstanding,
    (October 31, 2002 - 6,250,000                      6,250              6,250

Additional paid-in capital ..                            --                --
Deficit, accumulated during the development stage     (6,250)            (6,250)
                                                     -------           ---------
                                                         --                --
                                                     -------           ---------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY          $    --          $     --
                                                     =======           =========



The accompanying notes are an integral part of these financial statements.

                                 MYOCASH, INC.
                        INTERIM STATEMENT OF OPERATIONS
                  For the Three Months Ended January 31, 2003
                                (UNAUDITED)


                                                                   FROM
                                                                INCEPTION
                                                              (Nov 17, 2000)
                                          THREE MONTHS ENDED       TO
                                             JANUARY 31,        JANUARY 31,
                                          2003     2002            2003
REVENUE .................................$.  --...  $    --    $    --
                                          --------   --------   --------


OPERATING EXPENSES
Professional fees                            --          --         --
Amortization expenses                        --          --         --
General and administrative                   --         5,000      6,250
                                          --------   --------   --------

Total Operating Expenses                     --         5,000      6,250
                                          --------   --------   --------

NET LOSS FROM OPERATIONS                 $   --     $  (5,000) $  (6,250)
                                          ========   ========   ========

Weighted Average Number of
  Common Shares Outstanding              6,250,000  5,000,000
                                         =========  =========
Net Loss Per Share                         $ --       $ (.001)
                                           =======     ======

The accompanying notes are an integral part of these financial statements.

                                 MYOCASH, INC.
                        INTERIM STATEMENT OF CASH FLOWS
                     For the Three Months Ended January 31, 2003
                                  (UNAUDITED)


                                                                   FROM
                                                                 INCEPTION
                                                              (Nov 17, 2000)
                                           THREE MONTHS ENDED       TO
                                              JANUARY 31,       JANUARY 31,
                                               2003    2002       2003


Cash Flows From Operating Activities
Net income(loss) for the period ..........$...--...  $    --      $  (6,250)
                                           --------   --------     --------

Adjustments to reconcile net loss to net
 cash in operating activities:
      Stock issued for services         ..... --          --          5,705
      Stock issued for reimbursement
       of incorporation costs                 --          --            545
   Changes in assets and liabilities
      Accounts receivable ....................--......    --           --
      Accounts payable ...................... --......    --           --
                                           --------   --------      -------
                                              --          --          6,250
                                           --------   --------      -------

Net Cash Provided By(Used in)
     Operating Activities                     --          --           --
                                           --------   --------      -------

Cash Flows From Investing Activities
Purchase of goodwill ........................ --          --           --
Incorporation costs ........................  --          --           --
                                           --------   --------      -------

Net Cash Used in Investing Activities ........--          --           --
                                           --------   --------      -------

Cash Flow From Financing Activities
Advances from shareholders ...................--          --           --
Issuance of common stock .....................--......    --           --
                                           --------   --------      -------
                                              --          --           --
                                           --------   --------      -------


Increase(decrease) in Cash ..............     --          --           --

Cash and Cash Equivalents - Beginning of
       period                                 --          --           --
                                           --------   --------      -------

Cash and Cash Equivalents - End of
       period ........                    $   --     $    --      $    --
                                           ========   ========      =======

Supplementary Information
  Interest paid ................................ .   $     --      $    --
                                                      ========      =======
  Taxes paid .....................................   $     --      $    --
                                                      ========      =======


The accompanying notes are an integral part of these financial statements.

                                 MYOCASH, INC.
              INTERIM STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
             From Inception(November 17, 2000) to January 31, 2003
                                  (UNAUDITED)


                                                        Deficit
                                                     Accumulated
                                        Additional    During the
                       Common Stock      Paid-In     Development
                     Shares   Amount     Capital       Stage        Totals
              ---------------------------------------------------------------

Balance - November
  17, 2000             --      $   --    $    --    $     --       $    --

Stock issued for
  services          4,455,000    4,455        --          --           4,455

Stock issued for
 incorporation costs  545,000      545        --          --             545


Net loss for period                                     (5,000)       (5,000)
                    ---------  -------    ---------   --------      --------

BALANCE - October 31,
     2001           5,000,000    5,000        --        (5,000)         --

Stock issued for
  services          1,250,000    1,250        --          --           1,250

Net loss for
    year               --         --          --        (1,250)       (1,250)
                   ----------  -------    ---------   --------      --------
Balance - October
   31, 2002         6,250,000    6,250        --        (6,250)         --


Net loss - January
   31, 2003            --         --          --          --            --
                   ----------  -------    ---------   --------      --------
Balance - January
   31, 2003         6,250,000 $  6,250   $    --     $  (6,250)    $    --
                   ==========  =======    ========    ========      ========


The accompanying notes are an integral part of these financial statements.

                                  MYOCASH, INC.
                          (A Development Stage Company)
                      Notes To Interim Financial Statements
                                January 31, 2003
                                   (UNAUDITED)

Note 1 - Organization and Summary of Significant Accounting Policies:

     Nature of Business

     MYOCASH, INC., (the "Company") was incorporated on November 17, 2000 under the laws of the State of Nevada. The Company's primary business operations are to and engage in the acquisition of a technology based company. The Company is searching for a viable entity upon which to merge and/or acquire. The Company intends on going public in order to raise the funds required in order to fulfill its business objectives.

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

                                  MYOCASH, INC.
                          (A Development Stage Company)
                      Notes To Interim Financial Statements
                                January 31, 2003
                                   (UNAUDITED)


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

Note 2 - Capital Stock Transactions

     The authorized capital common stock is 50,000,000 shares of common stock at $.001 par value. The Company has issued 6,250,000 of common stock of which 5,705,000 was for services rendered as administrative expenses by the founders at a cost of $5,705 and $ 545 for incorporation costs which were expensed in the prior fiscal years ended October 31, 2002 and October 31, 2001.
..

                                  MYOCASH, INC.
                          (A Development Stage Company)
                      Notes To Interim Financial Statements
                                January 31, 2003
                                   (UNAUDITED)


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
                                                          =======

     Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. As of January 31, 2003, the Company had net operating loss carryforwards of approximately $ 6,250 for federal and state income tax purposes. These carryforwards, if not utilized to offset taxable income begin to expire in 2017. Utilization of the net operating loss may be subject to substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. The annual limitation could result in the expiration of the net operating loss before utilization.

Item 2:           Management's Discussion and Analysis or Plan Of Operation

     THE FOLLOWING DISCUSSION OF THE RESULTS OF OUR OPERATIONS AND FINANCIAL CONDITION SHOULD BE READ IN CONJUNCTION WITH OUR FINANCIAL STATEMENTS AND THE NOTES THERETO INCLUDED ELSEWHERE IN THIS REPORT. EXCEPT FOR THE HISTORICAL INFORMATION CONTAINED HEREIN, THE DISCUSSION CONTAINED IN THIS REPORT CONTAINS "FORWARD-LOOKING STATEMENTS" THAT INVOLVE RISK AND UNCERTAINTIES. THESE STATEMENTS MAY BE IDENTIFIED BY THE USE OF FORWARD-LOOKING TERMINOLOGY SUCH AS "BELIEVES," "EXPECTS," "MAY," "WILL," "SHOULD" OR "ANTICIPATES" OR THE NEGATIVE THEREOF OR SIMILAR EXPRESSIONS OR BY DISCUSSIONS OF STRATEGY. THE CAUTIONARY STATEMENTS MADE IN THIS REPORT SHOULD BE READ AS BEING APPLICABLE TO ALL RELATED FORWARD-LOOKING STATEMENTS WHEREVER THEY APPEAR IN THIS REPORT. OUR ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE DISCUSSED IN THIS REPORT.

Results of Operations

     For the three months ended January 31, 2003, the Company has not generated any revenues. Management's efforts to date have been devoted to focusing on raising capital in order to fulfil its business objectives. To date, management has been unsuccessful. The Company has incurred operating losses to date of $6,250 and will continue to incur losses until such time as an acquisition candidate is identified and, even if successful in acquiring a business or consummating a business combination, there can be no assurance that this business will be profitable.


Liquidity and Capital Resources

     The Company has no cash. The investigation of prospective financing candidates involves the expenditure of capital. The Company will likely have to look to Mr. Marvin Winick or to third parties for additional capital. There can be no assurance that the Company will be able to secure additional financing or that the amount of any additional financing will be sufficient to conclude its business objectives or to pay ongoing operating expenses.

ITEM 3.  CONTROLS AND PROCEDURES

     (a) Within the 90-day time period prior to filing this report, we conducted as an evaluation of the effectiveness of our "disclosure controls and procedures," as that phrase is defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934. The evaluation was carried out under the supervision and with the participation of management, including our President.

     Based on and as of the date of that evaluation, our President have concluded that our disclosure controls and procedures are effective in timely alerting him to material information required to be disclosed in the reports we file with or submit to the Securities and Exchange Commission ("SEC") under the Securities Exchange Act of 1934, and in ensuring that the information required to be disclosed in those filings is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

     Nothwithstanding the foregoing, there can be no assurance that the Company's disclosure controls and procedures will detect or uncover all failures of persons within the Company to disclose material information otherwise required to be set forth in the Company's periodic reports. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable, not absolute, assurance of achieving their control objectives.

     (b) Subsequent to the date of the evaluation, there were no significant changes in internal controls or in other factors that could significantly affect the internal controls, including any corrective actions taken with regard to significant deficiencies and material weaknesses.


                          PART II - OTHER INFORMATION

Item 1:           Legal Proceedings

There are no legal proceedings applicable.

Item 2:           Changes in Securities and Use of Proceeds

Not Applicable

Item 3:           Defaults upon Senior Securities

Not Applicable.

Item 4:           Submission of Matters to a Vote of Security Holders

Not Applicable

Item 5:           OTHER INFORMATION

     Godfrey Clarke has been removed as an officer and director of the Company effective immediately with this 10-QSB filing.

Item 6:           Exhibits and Reports on Form 8-K

     Exhibit 11 -  Computation  of earnings per common share - see  Statement
                    Of Operations

     Reports on Form 8-K - None


    Exhibit 31 & 32   Certifications

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.

          MYOCASH, INC.


BY:      /s/   Marvin Winick
         -------------------------------
         Marvin Winick, President

Dated:   December 6, 2004

Exhibit 31.1

                           CERTIFICATION PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002
                            (18 U.S.C. SECTION 1350)




I, Marvin N. Winick, certify that;


     1. I have reviewed this quarterly report on Form 10-QSB of Myocash, Inc.

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registration as of, and for, the periods presented in this quarterly report;

     4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedure to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c)  presented  in  this  quarterly   report  our   conclusions   about  the
effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.





                                       /s/ Marvin Winick
                           ---------------------------------------------
                                        Marvin Winick
                                         President





December 6, 2004

                                                                    EXHIBIT 32.1

                            CERTIFICATION PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
                            (18 U.S.C. SECTION 1350)



     In connection with the Quarterly Report of Myocash, Inc., a Nevada corporation (the "Company"), on Form 10-QSB for the quarter ending January 31, 2003 as filed with the Securities and Exchange Commission (the "Report"), I, Marvin N. Winick President & CEO, of the Company, certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350), that to my knowledge:

     1. The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     2. The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.



                                            /s/ Marvin Winick
                             -------------------------------------------
                                             Marvin N. Winick
                                             President & CEO


December 6, 2004.