Form 10QSB
period 2003-04-30
MYOCASH INC
filed 2004-12-08
CIK 1142336

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES AND EXCHANGE ACT OF 1934
        ---------------------------------------------------------------
       For the Quarter Ended April 30, 2003, Commission File Number 0-32887



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

                             6,250,000

PART I - FINANCIAL INFORMATION

Item 1.           Financial Statements


                                 MYOCASH, INC.


                          INTERIM FINANCIAL STATEMENTS


                                 APRIL 30, 2003
                                  (UNAUDITED)

                                 MYOCASH, INC.
                             INTERIM BALANCE SHEET
                             AS AT APRIL 30, 2003
                                 (UNAUDITED)


                                                      April 30,   October 31,
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

                                 MYOCASH, INC.
                             INTERIM BALANCE SHEET
                             AS AT APRIL 30, 2003
                                  (UNAUDITED)

                                                   April 30,    October 31,
                                                      2003         2002
                                                  (UNAUDITED)    (AUDITED)
LIABILITIES
Accounts payable ...................................$    --          $    --

LONG-TERM
Due to shareholders                                      --               --
                                                     --------          ---------


Total Liabilities ..................................     --               --
                                                     --------          ---------

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

                                 MYOCASH, INC.
                        INTERIM STATEMENT OF OPERATIONS
                  For the Six Months Ended April 30, 2003
                                (UNAUDITED)


                                                                   FROM
                                                                 INCEPTION
                                                               (Nov 17, 2000)
                         THREE MONTHS ENDED  SIX MONTHS ENDED       TO
                              APRIL 30,         APRIL 30,          APRIL 30,
                            2003    2002     2003     2002           2003
REVENUE ...................$  --    $  --    .$.  --...  $    --    $    --
                            -------  -------   --------   --------   --------


OPERATING EXPENSES
Professional fees             --       --         --          --         --
Amortization expenses         --       --         --          --         --
General and administrative    --       --         --          --      6,250
                            -------  -------   --------   --------   --------

Total Operating Expenses      --       --         --          --      6,250
                            -------  -------   --------   --------   --------

NET LOSS FROM OPERATIONS   $  --    $  --     $   --     $    --  $  (6,250)
                            =======  =======   ========   ========   ========

Weighted Average Number of
  Common Shares Outstanding 6,250,000 6,250,000 6,250,000 6,250,000
                            ========= ========= ========= =========
Net Loss Per Share         $  --    $  --     $  --      $   --
                            =======  =======   =======    ======

The accompanying notes are an integral part of these financial statements.

                                 MYOCASH, INC.
                        INTERIM STATEMENT OF CASH FLOWS
                     For the Six Months Ended April 30, 2003
                                  (UNAUDITED)


                                                                   FROM
                                                                 INCEPTION
                                                              (Nov 17, 2000)
                                           SIX MONTHS ENDED         TO
                                              APRIL 30,          APRIL 30,
                                           2003      2002          2003


Cash Flows From Operating Activities
Net income(loss) for the period ..........$...--...  $    --      $  (6,250)
                                           --------   --------     --------

Adjustments to reconcile net loss to net
 cash in operating activities:
      Stock issued for services         ..... --          --          5,705
      Stock issued for reimbursement
       of incorporation costs                 --          --            545
   Changes in assets and liabilities
      Accounts receivable ....................--......    --           --
      Accounts payable ...................... --......    --           --
                                           --------   --------      -------
                                              --          --          6,250
                                           --------   --------      -------

Net Cash Provided By(Used in)
     Operating Activities                     --          --           --
                                           --------   --------      -------

Cash Flows From Investing Activities
Purchase of goodwill ........................ --          --           --
Incorporation costs ........................  --          --           --
                                           --------   --------      -------

Net Cash Used in Investing Activities ........--          --           --
                                           --------   --------      -------

Cash Flow From Financing Activities
Advances from shareholders ...................--          --           --
Issuance of common stock .....................--......    --           --
                                           --------   --------      -------
                                              --          --           --
                                           --------   --------      -------

Increase(decrease) in Cash ..............     --          --           --

Cash and Cash Equivalents - Beginning of
       period                                 --          --           --
                                           --------   --------      -------

Cash and Cash Equivalents - End of
       period ........                    $   --     $    --      $    --
                                           ========   ========     =======

Supplementary Information
  Interest paid ..........................$   --    $    --      $    --
                                           ========  ========     ========
  Taxes paid .............................$...--... $    --      $    --
                                           ========  ========     ========


The accompanying notes are an integral part of these financial statements.

                                 MYOCASH, INC.
              INTERIM STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
             From Inception(November 17, 2000) to April 30, 2003
                                  (UNAUDITED)


                                                        Deficit
                                                     Accumulated
                                        Additional    During the
                       Common Stock      Paid-In     Development
                     Shares   Amount     Capital       Stage        Totals
              ---------------------------------------------------------------

Balance - November
  17, 2000             --      $   --    $    --    $     --       $    --

Stock issued for
  services          4,455,000    4,455        --          --           4,455

Stock issued for
 incorporation costs  545,000      545        --          --             545


Net loss for period                                     (5,000)       (5,000)
                    ---------  -------    ---------   --------      --------

BALANCE - October 31,
     2001           5,000,000    5,000        --        (5,000)         --

Stock issued for
  services          1,250,000    1,250        --          --           1,250

Net loss for
    year               --         --          --        (1,250)       (1,250)
                   ----------  -------    ---------   --------      --------
Balance - October
   31, 2002         6,250,000    6,250        --        (6,250)         --


Net loss - April
   30, 2003            --         --          --          --            --
                   ----------  -------    ---------   --------      --------
Balance - April
   30, 2003         6,250,000 $  6,250   $    --     $  (6,250)    $    --
                   ==========  =======    ========    ========      ========


The accompanying notes are an integral part of these financial statements.

                                  MYOCASH, INC.
                          (A Development Stage Company)
                      Notes To Interim Financial Statements
                                 April 30, 2003
                                   (UNAUDITED)

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

                                  MYOCASH, INC.
                          (A Development Stage Company)
                      Notes To Interim Financial Statements
                                April 30, 2003
                                   (UNAUDITED)


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

                                  MYOCASH, INC.
                          (A Development Stage Company)
                      Notes To Interim Financial Statements
                                 April 30, 2003
                                   (UNAUDITED)


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
                                                          =======

     Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. As of April 30, 2003, the Company had net operating loss carryforwards of approximately $ 6,250 for federal and state income tax purposes. These carryforwards, if not utilized to offset taxable income begin to expire in 2017. Utilization of the net operating loss may be subject to substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. The annual limitation could result in the expiration of the net operating loss before utilization.

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

Results of Operations

     For the six months ended April 30, 2003, the Company has not generated any revenues. Management's efforts to date have been devoted to focusing on raising capital in order to fulfil its business objectives. To date, management has been unsuccessful. The Company has incurred operating losses to date of $6,250 and will continue to incur losses until such time as an acquisition candidate is identified and, even if successful in acquiring a business or consummating a business combination, there can be no assurance that this business will be profitable.


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

     None

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





                                       /s/ Marvin Winick
                           ---------------------------------------------
                                        Marvin Winick
                                         President





December 6, 2004

                                                                    EXHIBIT 32.1

                            CERTIFICATION PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
                            (18 U.S.C. SECTION 1350)



     In connection with the Quarterly Report of Myocash, Inc., a Nevada corporation (the "Company"), on Form 10-QSB for the quarter ending April 30, 2003 as filed with the Securities and Exchange Commission (the "Report"), I, Marvin N. Winick President & CEO, of the Company, certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350), that to my knowledge:

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