Form 10QSB
period 2003-07-31
MYOCASH INC
filed 2004-12-08
CIK 1142336

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES AND EXCHANGE ACT OF 1934
        ---------------------------------------------------------------
       For the Quarter Ended July 31, 2003, Commission File Number 0-32887



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

                             6,250,000

PART I - FINANCIAL INFORMATION

Item 1.           Financial Statements


                                 MYOCASH, INC.


                          INTERIM FINANCIAL STATEMENTS


                                 July 31, 2003
                                  (UNAUDITED)

                                 MYOCASH, INC.
                             INTERIM BALANCE SHEET
                             AS AT July 31, 2003
                                 (UNAUDITED)


                                                      July 31,   October 31,
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

                                 MYOCASH, INC.
                             INTERIM BALANCE SHEET
                             AS AT July 31, 2003
                                  (UNAUDITED)

                                                     July 31,   October 31,
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

                                 MYOCASH, INC.
                        INTERIM STATEMENT OF OPERATIONS
                  For the Nine Months Ended July 31, 2003
                                (UNAUDITED)


                                                                   FROM
                                                                 INCEPTION
                                                               (Nov 17, 2000)
                         THREE MONTHS ENDED  NINE MONTHS ENDED        TO
                              July 31,         July 31,             July 31,
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

                                 MYOCASH, INC.
                        INTERIM STATEMENT OF CASH FLOWS
                     For the Nine Months Ended July 31, 2003
                                  (UNAUDITED)


                                                                   FROM
                                                                 INCEPTION
                                                              (Nov 17, 2000)
                                           NINE MONTHS ENDED         TO
                                              July 31,            July 31,
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

                                 MYOCASH, INC.
              INTERIM STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
             From Inception(November 17, 2000) to July 31, 2003
                                  (UNAUDITED)


                                                        Deficit
                                                     Accumulated
                                        Additional    During the
                       Common Stock      Paid-In     Development
                     Shares   Amount     Capital       Stage        Totals
              ---------------------------------------------------------------

Balance - November
  17, 2000             --      $   --    $    --    $     --       $    --

Stock issued for
  services          4,455,000    4,455        --          --           4,455

Stock issued for
 incorporation costs  545,000      545        --          --             545


Net loss for period                                     (5,000)       (5,000)
                    ---------  -------    ---------   --------      --------

BALANCE - October 31,
     2001           5,000,000    5,000        --        (5,000)         --

Stock issued for
  services          1,250,000    1,250        --          --           1,250

Net loss for
    year               --         --          --        (1,250)       (1,250)
                   ----------  -------    ---------   --------      --------
Balance - October
   31, 2002         6,250,000    6,250        --        (6,250)         --


Net loss - July
   31, 2003            --         --          --          --            --
                   ----------  -------    ---------   --------      --------
Balance - July
   31, 2003         6,250,000 $  6,250   $    --     $  (6,250)    $    --
                   ==========  =======    ========    ========      ========


The accompanying notes are an integral part of these financial statements.

                                  MYOCASH, INC.
                          (A Development Stage Company)
                      Notes To Interim Financial Statements
                                  July 31, 2003
                                   (UNAUDITED)

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

                                  MYOCASH, INC.
                          (A Development Stage Company)
                      Notes To Interim Financial Statements
                                  July 31, 2003
                                   (UNAUDITED)


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

                                  MYOCASH, INC.
                          (A Development Stage Company)
                      Notes To Interim Financial Statements
                                  July 31, 2003
                                   (UNAUDITED)


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
                                                          =======

     Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. As of July 31, 2003, the Company had net operating loss carryforwards of approximately $ 6,250 for federal and state income tax purposes. These carryforwards, if not utilized to offset taxable income begin to expire in 2017. Utilization of the net operating loss may be subject to substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. The annual limitation could result in the expiration of the net operating loss before utilization.

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

Results of Operations

     For the nine months ended July 31, 2003, the Company has not generated any revenues. Management's efforts to date have been devoted to focusing on raising capital in order to fulfil its business objectives. To date, management has been unsuccessful. The Company has incurred operating losses to date of $6,250 and will continue to incur losses until such time as an acquisition candidate is identified and, even if successful in acquiring a business or consummating a business combination, there can be no assurance that this business will be profitable.


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





                                       /s/ Marvin Winick
                           ---------------------------------------------
                                        Marvin Winick
                                         President





December 6, 2004

                                                                    EXHIBIT 32.1

                            CERTIFICATION PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
                            (18 U.S.C. SECTION 1350)



     In connection with the Quarterly Report of Myocash, Inc., a Nevada corporation (the "Company"), on Form 10-QSB for the quarter ending July 31, 2003 as filed with the Securities and Exchange Commission (the "Report"), I, Marvin
N. Winick President & CEO, of the Company, certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350), that to my knowledge:

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