Form 10QSB
period 2004-01-31
MYOCASH INC
filed 2004-12-08
CIK 1142336

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES AND EXCHANGE ACT OF 1934
        ---------------------------------------------------------------
       For the Quarter Ended January 31, 2004, Commission File Number 0-32887



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

                             6,250,000

PART I - FINANCIAL INFORMATION

Item 1.           Financial Statements


                                 MYOCASH, INC.


                          INTERIM FINANCIAL STATEMENTS


                                JANUARY 31, 2004
                                  (UNAUDITED)

                                 MYOCASH, INC.
                             INTERIM BALANCE SHEET
                             AS AT January 31, 2004
                                 (UNAUDITED)


                                                     January 31,  October 31,
                                                        2004         2003
                                                     (UNAUDITED)  (AUDITED)

ASSETS

Current Assets
Cash ...............................................$    --           $    --

                                                     --------          ---------

Total Current Assets ..............................      --                --
                                                     --------          ---------

OTHER -  AT COST
Goodwill ..............................................  --                --
Incorporation costs ...................................  --                --
                                                     --------          ---------

Total Other Assets                                       --                --
                                                     --------          ---------


TOTAL ASSETS                                        $    --            $   --
                                                     ========          =========


The accompanying notes are an integral part of these financial statements.

                                 MYOCASH, INC.
                             INTERIM BALANCE SHEET
                             AS AT January 31, 2004
                                  (UNAUDITED)

                                                   January 31,  October 31,
                                                      2004         2003

LIABILITIES
Accounts payable ...................................$   1,500        $   1,500

LONG-TERM
Due to shareholders                                      --               --
                                                     --------          ---------


Total Liabilities ..................................    1,500            1,500
                                                     --------          ---------

STOCKHOLDERS' EQUITY

Preferred stock, authorized 5,000,000 shares par value
$ .001, none outstanding
Common stock, authorized 50,000,000 shares, par value
$ .001 - 6,250,000 issued and outstanding,
    (October 31, 2003 - 6,250,000)                      6,250            6,250

Additional paid-in capital ..                            --                --
Deficit, accumulated during the development stage      (7,750)          (7,750)
                                                      -------          ---------
                                                       (1,500)          (1,500)
                                                      -------          ---------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY           $   --          $     --
                                                      ========         =========



The accompanying notes are an integral part of these financial statements.

                                 MYOCASH, INC.
                        INTERIM STATEMENT OF OPERATIONS
                  For the Three Months Ended January 31, 2004
                                (UNAUDITED)


                                                                   FROM
                                                                INCEPTION
                                                              (Nov 17, 2000)
                                          THREE MONTHS ENDED       TO
                                             JANUARY 31,        JANUARY 31,
                                          2004     2003            2004
REVENUE .................................$.  --...  $    --    $    --
                                          --------   --------   --------


OPERATING EXPENSES
Professional fees                            --          --       1,500
Amortization expenses                        --          --         --
General and administrative                   --          --       6,250
                                          --------   --------   --------

Total Operating Expenses                     --          --       7,750
                                          --------   --------   --------

NET LOSS FROM OPERATIONS                 $   --     $    --   $  (7,750)
                                          ========   ========   ========

Weighted Average Number of
  Common Shares Outstanding              6,250,000  6,250,000
                                         =========  =========
Net Loss Per Share                         $ --       $  --
                                           =======     ======

The accompanying notes are an integral part of these financial statements.

                                 MYOCASH, INC.
                        INTERIM STATEMENT OF CASH FLOWS
                     For the Three Months Ended January 31, 2004
                                  (UNAUDITED)


                                                                   FROM
                                                                 INCEPTION
                                                              (Nov 17, 2000)
                                           THREE MONTHS ENDED       TO
                                              JANUARY 31,       JANUARY 31,
                                             2004     2003         2004


Cash Flows From Operating Activities
Net income(loss) for the period ..........$...--...  $    --      $  (7,750)
                                           --------   --------     --------

Adjustments to reconcile net loss to net
 cash in operating activities:
      Stock issued for services         ..... --          --          5,705
      Stock issued for reimbursement
       of incorporation costs                 --          --            545
   Changes in assets and liabilities
      Accounts receivable ....................--......    --           --
      Accounts payable ...................... --......    --          1,500
                                           --------   --------      -------
                                              --          --          7,750
                                           --------   --------      -------

Net Cash Provided By(Used in)
     Operating Activities                     --          --           --
                                           --------   --------      -------

Cash Flows From Investing Activities
Purchase of goodwill ........................ --          --           --
Incorporation costs ........................  --          --           --
                                           --------   --------      -------

Net Cash Used in Investing Activities ........--          --           --
                                           --------   --------      -------

Cash Flow From Financing Activities
Advances from shareholders ...................--          --           --
Issuance of common stock .....................--......    --           --
                                           --------   --------      -------
                                              --          --           --
                                           --------   --------      -------


Increase(decrease) in Cash ..............     --          --           --

Cash and Cash Equivalents - Beginning of
       period                                 --          --           --
                                           --------   --------      -------

Cash and Cash Equivalents - End of
       period ........                    $   --     $    --      $    --
                                           ========   ========      =======

Supplementary Information
  Interest paid ..........................$   --     $    --      $    --
                                           ========   ========      =======
  Taxes paid .............................$   --     $    --      $    --
                                           ========   ========      =======


The accompanying notes are an integral part of these financial statements.

                                 MYOCASH, INC.
              INTERIM STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
             From Inception(November 17, 2000) to January 31, 2004
                                  (UNAUDITED)


                                                        Deficit
                                                     Accumulated
                                        Additional    During the
                       Common Stock      Paid-In     Development
                     Shares   Amount     Capital       Stage        Totals
              ---------------------------------------------------------------

Balance - November
  17, 2000             --      $   --    $    --    $     --       $    --

Stock issued for
  services          4,455,000    4,455        --          --           4,455

Stock issued for
 incorporation costs  545,000      545        --          --             545


Net loss for period                                     (5,000)       (5,000)
                    ---------  -------    ---------   --------      --------

BALANCE - October 31,
     2001           5,000,000    5,000        --        (5,000)         --

Stock issued for
  services          1,250,000    1,250        --          --           1,250

Net loss for
    year               --         --          --        (1,250)       (1,250)
                   ----------  -------    ---------   --------      --------
Balance - October
   31, 2002         6,250,000    6,250        --        (6,250)         --

Stock issued for
  services             --         --          --          --            --

Net loss for
    year               --         --          --        (1,500)       (1,500)
                   ----------  -------    ---------   --------      --------
Balance - October
   31, 2003         6,250,000    6,250        --        (7,750)       (1,500)

Net loss - January
   31, 2004            --         --          --          --            --
                   ----------  -------    ---------   --------      --------
Balance - January
   31, 2004         6,250,000 $  6,250   $    --     $  (7,750)    $  (1,500)
                   ==========  =======    ========    ========      ========


The accompanying notes are an integral part of these financial statements.

                                  MYOCASH, INC.
                          (A Development Stage Company)
                      Notes To Interim Financial Statements
                                January 31, 2004
                                   (UNAUDITED)

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

     Basis of Accounting

     The accompanying financial statements have been prepared on the accrual basis of accounting in accordance with generally accepted accounting principles. In the opinion of management, these interim financial statements include all adjustments necessary in order to make them not misleading.

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

                                  MYOCASH, INC.
                          (A Development Stage Company)
                      Notes To Interim Financial Statements
                                January 31, 2004
                                   (UNAUDITED)


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

                                  MYOCASH, INC.
                          (A Development Stage Company)
                      Notes To Interim Financial Statements
                                January 31, 2004
                                   (UNAUDITED)


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

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of deferred tax assets are as follows:

Deferred tax assets
  Net operating loss carryforwards                       $  7,750
  Valuation allowance for deferred tax assets              (7,750)
                                                          -------
Net deferred tax assets                                  $    -
                                                          =======

     Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. As of January 31, 2004, the Company had net operating loss carryforwards of approximately $ 7,750 for federal and state income tax purposes. These carryforwards, if not utilized to offset taxable income begin to expire in 2017. Utilization of the net operating loss may be subject to substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. The annual limitation could result in the expiration of the net operating loss before utilization.

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

Results of Operations

     For the three months ended January 31, 2004, the Company has not generated any revenues. Management's efforts to date have been devoted to focusing on raising capital in order to fulfil its business objectives. To date, management has been unsuccessful. The Company has incurred operating losses to date of $7,750 and will continue to incur losses until such time as an acquisition candidate is identified and, even if successful in acquiring a business or consummating a business combination, there can be no assurance that this business will be profitable.


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

Dated:   December 7, 2004

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





December 7, 2004

                                                                    EXHIBIT 32.1

                            CERTIFICATION PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
                            (18 U.S.C. SECTION 1350)



     In connection with the Quarterly Report of Myocash, Inc., a Nevada corporation (the "Company"), on Form 10-QSB for the quarter ending January 31, 2004 as filed with the Securities and Exchange Commission (the "Report"), I, Marvin N. Winick President & CEO, of the Company, certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350), that to my knowledge:

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


December 7, 2004.