Form 10KSB
period 2004-10-31
MYOCASH INC
filed 2004-12-08
CIK 1142336

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-KSB

                Annual Report Pursuant to Section 13 or 15(d) of
                       The Securities Exchange Act of 1934

                         Date of Report            October 31, 2004

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

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [x]

     The issuer's revenues for the fiscal year ended October 31, 2004 were $ nil

     As of October 31, 2004, there were nil shares of the issuer's common stock, $ .001 par value, outstanding with an aggregate market value of $ 0 held by non-affiliates. For the purpose of this disclosure, shares of common stock held by directors, officers and stockholders whose ownership exceeds five percent of the common stock outstanding were excluded. Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of management or policies of the issuer, or that such person is controlled by or under common control of the issuer.

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

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the quarter ended October 31, 2004.

                                     PART II

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's common shares, par value $ .001 (the "Shares") are not being traded on a stock market exchange at this time.

     On October 31, 2004, there was 1 shareholder.

     The Company has never paid a cash dividend and does not presently anticipate doing so in the foreseeable future, but expects to retain earnings, if any, for use in its business.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

RESULTS OF OPERATIONS

     For the fiscal year ended October 31, 2004, there were no operations. The Company has been using consultants, directors and officers to locate suitable business acquisitions and as such has been paying these consultants, officers and directors with common stock of the Company. During the year ended October 31, 2004, the Company has not paid any consultants, officers and directors for any services.

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

ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                  MANAGEMENT.

     The following table and notes thereto set forth information regarding the beneficial ownership of the Company's Shares as of October 31, 2004 by (i) each person known by the Company to be the beneficial owner of more than 5% of such voting security, (ii) each director of the Company, and (iii) all executive officers and directors of the Company as a group. The percentages have been calculated by taking into account all Shares owned on the record date as well as all such Shares with respect to which such person has the right to acquire beneficial ownership at such date or within 60 days thereafter. Unless otherwise indicated, all persons listed below have sole voting and sole investment power over the Shares owned.

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


ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

    None

ITEM 13.   EXHIBITS AND REPORTS ON FORM 8-K

DOCUMENTS FILED WITH THIS REPORT


1.       Financial Statements

Independent Auditors' Report

Balance Sheets as of October 31, 2004 and October 31, 2003

Statements  of  Operations  for the year ended  October 31, 2004 and October 31,
2003

Statement of Stockholders' Equity from inception November 17, 2000 to October 31, 2004

Statements  of Cash Flows for the year ended  October  31,  2004 and October 31,
2003

Notes to Financial Statements as of October 31, 2004

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

REPORTS ON FORM 8-K

     There were no reports on Form 8-K filed during the quarter ended October 31, 2004.

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

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

SIGNATURES            TITLE                                       DATE
------------------   ---------------                      ------------

/s/ MARVIN WINICK  Director, President                    December 7, 2004
----------------------
Marvin Winick

                                  Myocash, Inc.
                          (A Development Stage Company)


                              Financial Statements
                      Years Ended October 31, 2004 and 2003

                          INDEPENDENT AUDITOR'S REPORT


To the Board of Directors
Myocash, Inc.


     We have audited the accompanying balance sheets of Myocash, Inc. (A Development Stage Company) as of October 31, 2004 and 2003, and the related statements of operations, cash flows, and changes in stockholders' equity (deficit) for the years then ended and for the period from November 17, 2000 (inception) to October 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Myocash, Inc. at October 31, 2004 and 2003, and the results of their operations and their cash flows for the period from November 17, 2000 (inception) to October 31, 2004 in conformity with accounting principles generally accepted in the United States.

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



Michael Johnson & Co., LLC
Denver, Colorado
November 4, 2004

                                  Myocash, Inc.
                          (A DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEETS
                                   OCTOBER 31



                                                       2004          2003
ASSETS:
Current Assets:
  Cash                                                $   -        $   -
                                                       -------      --------
Total Current Assets                                      -            -
                                                       -------      --------

Other Assets
Incorporation Costs                                       -            -
                                                       -------      --------
Total Other Costs                                         -            -
                                                       -------      --------

TOTAL ASSETS                                              -        $   -
                                                       =======      ========


LIABILITIES AND STOCKHOLDERS' EQUITY:

Current Liabilities:
Accounts payable                                      $ 2,250      $ 1,500
Advance from shareholder                                  -              -
                                                       ------       ------

TOTAL CURRENT LIABILITIES                               2,250        1,500
                                                       ------       ------

Stockholders' Equity(Deficit):
  Preferred stock, $.001 par value, 5,000,000
   shares authorized: none outstanding                    -            -
  Common stock, $.001 par value, 50,000,000
   shares authorized, 6,250,000 issued
    outstanding(2001 - 5,000,000)                       6,250       6,250
  Deficit accumulated during the development stage     (8,500)     (7,750)
                                                       ------      ------
Total Stockholders' Equity(Deficit)                    (2,250)     (1,500)
                                                       ------      ------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY(DEFICITY)  $   -       $   -
                                                       ======      ======


The accompanying notes are an integral part of these financial statements.

                                  Myocash, Inc.
                          (A Development Stage Company)
                             STATEMENT OF OPERATIONS


                                                                   FROM
                                                                INCEPTION
                                                              (Nov 17, 2000)
                                                                    TO
                                                  OCTOBER 31,    OCTOBER
                                               2004       2003   31, 2004
INCOME                                      $   -     $    -    $    -

OPERATING EXPENSES:
Professional Fees                               750        750     2,250
Amortization Expense                            -          -         -
Administrative Expenses                         -          -       6,250
                                             -------   -------    ------
Total Operating Expenses                        750        750     8,500
                                             -------   -------    ------

,Net Loss from Operations                   $  (750)   $  (750) $ (8,500)
                                             =======   =======   =======

Weighted average number of
  shares outstanding                       6,250,000  6,250,000
                                           =========  =========

Net Loss Per Share                        $    -       $    -
                                            ========   =======





















The accompanying notes are an integral part of these financial statements.

                                  Myocash, Inc.
                          (A Development Stage Company)
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
              FROM INCEPTION(NOVEMBER 17, 2000) TO OCTOBER 31, 2004


                                                       Deficit
                                                     Accumulated
                                       Additional     During the
                        Common Stock    Paid-In      Development
                     Shares   Amount    Capital         Stage       Totals
Balance - November,
    17, 2000           -     $    -    $    -     $     -        $     -

Stock issued for
  services           4,455,000 4,455        -           -          4,455

Stock issued to
 reimburse for
 incorporation costs   545,000   545        -           -            545

Net loss for
  period               -          -         -       (5,000)       (5,000)
                      -------- ------   --------    --------       ------
Balance -  October
       31, 2001      5,000,000  5,000       -       (5,000)           -

Stock issued for
  services           1,250,000  1,250       -          -           1,250

Net loss for year      -          -         -       (2,000)       (2,000)
                     --------- ------   --------    -------        -----
Balance -  October
       31, 2002      6,250,000 $6,250   $   -      $(7,000)       $ (750)

Stock issued for
  services             -          -         -          -              -

Net loss for year      -          -         -         (750)         (750)
                     --------- ------   --------    -------       -------
Balance -  October
       31, 2003      6,250,000 $6,250   $    -     $(7,750)       $(1,500)

Net loss for year      -          -         -         (750)          (750)
                     --------- ------   --------    -------       -------
Balance -  October
       31, 2004      6,250,000 $6,250   $    -     $(8,500)       $(2,250)
                     =========  =====   ========    =======        ======























The accompanying notes are an integral part of these financial statements.

                                  Myocash, Inc.
                          (A Development Stage Company)
                             STATEMENT OF CASH FLOWS
                                   OCTOBER 31


                                                                   FROM
                                                                INCEPTION
                                                              (Nov 17, 2000)
                                                                    TO
                                                  OCTOBER 31,    OCTOBER
                                               2004       2003   31, 2003
Cash Flows From Operating Activities:
  Net (Loss)                              $   (750)  $   (750)      $ (8,500)
  Adjustments to reconcile net loss
    to net cash used in operating
      activities:
   Stock issued for services                  -          -             5,705
   Stock issued to reimburse for
      incorporation costs                     -                          545
   Changes in assets and liabilities:
    Increase in accounts payable               750        750          2,250
    Increase in Other Assets                  -          -               -
                                           -------     ------        -------
                                               750        750          8,500
                                           -------     ------        -------

Net Cash Used in Operating Activities         -          -               -
                                           -------     ------        -------

Cash Flow From Financing Activities:
  Issuance of Common Stock                    -          -               -
  Advances from shareholder                   -          -               -
                                           -------     ------        -------

  Net Cash Provided By Financing
        Activities                            -          -               -
                                           -------     ------       -------

Increase (Decrease) in Cash                   -          -               -

Cash and Cash Equivalents - Beginning of
       period                                 -          -               -
                                           -------     ------       -------

Cash and Cash Equivalents - End of
       period                             $   -       $  -         $     -
                                           =======     ======       =======

Supplemental Cash Flow Information:
  Interest paid                           $   -       $  -          $    -
                                           =======     ======       =======
  Taxes paid                              $   -       $  -          $    -
                                           =======     ======       =======

The accompanying notes are an integral part of these financial statements.

                                       Myocash, Inc.
                               (A Development Stage Company)
                              Notes To Financial Statements
                                    October 31, 2004

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

                                  Myocash, Inc.
                          (A Development Stage Company)
                          Notes To Financial Statements
                                 October 31, 2004

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

                                 Myocash, Inc.
                          (A Development Stage Company)
                          Notes To Financial Statements
                                 October 31, 2004


Note 4 -Income Taxes(continued)

     The Company has deferred income tax assets, which have been fully reserved as follows:

         Deferred tax assets
            Net operating loss carryforwards                $8,500
            Valuation allowance for deferred tax assets     (8,500)
                                                           -------
         Net deferred tax assets                          $   -
                                                           =======



     At October 31, 2004, the Company had net operating loss carryforwards of $8,500 for federal income tax purposes. These carryforwards, if not utilized to offset taxable income will expire at the end of the October 31, 2010.

                                                            EXHIBIT 23


                         CONSENT OF INDEPENDENT AUDITORS

The Board of Directors
Myocash, Inc.

     We consent to incorporation of our report dated November 4, 2004, of the balance sheets of Myocash, Inc.. as of October 31, 2004 and October 31, 2003 and the related statements of operations, stockholders' equity and cash flows for the year then ended and for the period from inception(November 17, 2000) to October 31, 2004, which report appears in the October 31, 2004 annual report on Form 10-KSB of Myocash, Inc.

Michael Johnson & Co. LLP
Dated: December 7, 2004

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

Date: December 7, 2004.

                               /s/ Marvin Winick
                              -----------------------------
                               Name: Marvin Winick
                               Title: President

EXHIBIT 32.1

                 CERTIFICATE PURSUANT TO 18 U.S.C. SECTION 1350,
                    AS ADOPTED PURSUANT TO SECTION 906 OF THE
                           SARBANES-OXLEY ACT OF 2002

     Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and in connection with the Annual Report on Form 10-KSB of Myocash, Inc. (the "Corporation") for the year ended October 31, 2004, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned, the President of the Corporation certifies that:

     (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operation of the Corporation.

  /s/ Marvin Winick
-------------------------------
Marvin Winick
President

December 7, 2004