Form 10QSB
period 2005-01-31
FAMILY HOME HEALTH SERVICES, INC.
filed 2005-08-15
CIK 1142336

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES AND EXCHANGE ACT OF 1934

---------------------------------------------------------------

For the Quarter Ended January 31, 2005, Commission File Number 0-32887

MYOCASH, INC.

-----------------------------------------------------

(Exact name of Registrant as specified in its charter)

                           Nevada              02-0718322

        ---------------------------  ----------------------------------

       (State of Incorporation) (I.R.S. Employer Identification Number)

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

26,250,000

PART I - FINANCIAL INFORMATION

Item 1.           Financial Statements

MYOCASH, INC.

INTERIM FINANCIAL STATEMENTS

JANUARY 31, 2005

(UNAUDITED)

MYOCASH, INC.

INTERIM BALANCE SHEET

AS AT January 31, 2005

(UNAUDITED)

                                                     January 31,  October 31,

                                                        2005         2004

                                                     (UNAUDITED)  (AUDITED)

ASSETS

Current Assets

Cash ...............................................$    --           $    --

                                                     --------          ------

Total Current Assets ..............................      --                --

                                                     --------          ---------

OTHER -  AT COST

Goodwill ..............................................  --                --

Incorporation costs ...................................  --                --

                                                     --------          ---------

Total Other Assets                                       --                --

                                                     --------          ---------

TOTAL ASSETS                                        $    --            $   --

                                                     ========       =========

The accompanying notes are an integral part of these financial statements.

                                 MYOCASH, INC.

                             INTERIM BALANCE SHEET

                             AS AT January 31, 2005

                                  (UNAUDITED)

                                                   January 31,  October 31,

                                                      2005         2004

LIABILITIES

Accounts payable ...................................$   2,250     $   2,250

LONG-TERM

Due to shareholders                                      --               --

                                                     --------          ------

Total Liabilities ..................................    2,250         2.250

                                                     --------          ------

STOCKHOLDERS' EQUITY

Preferred stock, authorized 5,000,000 shares par value

$ .001, none outstanding

Common stock, authorized 50,000,000 shares, par value

$ .001 - 6,250,000 issued and outstanding,

    (October 31, 2004 - 6,250,000)                   6,250            6,250

Additional paid-in capital ..                            --                --

Deficit, accumulated during the development stage   (8,500)          (7,750)

                                                      -------          ---------

                                                    (2,250)          (2,250)

                                                      -------          ---------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY           $   --          $     --

                                                      ========      =========

The accompanying notes are an integral part of these financial statements.

MYOCASH, INC.

INTERIM STATEMENT OF OPERATIONS

 (UNAUDITED)

                                                                   FROM

                                                                INCEPTION

                                                              (Nov 17, 2000)

                                          THREE MONTHS ENDED       TO

                                             JANUARY 31,        JANUARY 31,

                                          2005     2004            2005


REVENUE .................................$.  --...  $    --    $    --

                                          --------   --------   --------

OPERATING EXPENSES

Professional fees                            --          --       2,250

Amortization expenses                        --          --         --

General and administrative                   --          --       6,250

                                          --------   --------   --------

Total Operating Expenses                     --          --       8,500

                                          --------   --------   --------

NET LOSS FROM OPERATIONS                 $   --     $    --   $  (8,500)

                                          ========   ========   ========

Weighted Average Number of

  Common Shares Outstanding              6,250,000  6,250,000

                                         =========  =========

Net Loss Per Share                         $ --       $  --

                                           =======     ======

The accompanying notes are an integral part of these financial statements.

MYOCASH, INC.

INTERIM STATEMENT OF CASH FLOWS

 (UNAUDITED)

                                                                   FROM

                                                                 INCEPTION

                                                              (Nov 17, 2000)

                                           THREE MONTHS ENDED       TO

                                              JANUARY 31,       JANUARY 31,

                                             2005     2004         2005

Cash Flows From Operating Activities

Net income(loss) for the period ..........$...--...  $    --      $  (8,500)

                                           --------   --------     --------

Adjustments to reconcile net loss to net

 cash in operating activities:

      Stock issued for services         ..... --          --          5,705

      Stock issued for reimbursement

       of incorporation costs                 --          --            545

   Changes in assets and liabilities

      Accounts receivable ....................--......    --           --

      Accounts payable ...................... --......    --          2,250

                                           --------   --------      -------

                                              --          --          8,500

                                           --------   --------      -------

Net Cash Provided By(Used in)

     Operating Activities                     --          --           --

                                           --------   --------      -------

Cash Flows From Investing Activities

Purchase of goodwill ........................ --          --           --

Incorporation costs ........................  --          --           --

                                           --------   --------      -------

Net Cash Used in Investing Activities ........--          --           --

                                           --------   --------      -------

Cash Flow From Financing Activities

Advances from shareholders ...................--          --           --

Issuance of common stock .....................--......    --           --

                                           --------   --------      -------

                                              --          --           --

                                           --------   --------      -------

Increase(decrease) in Cash ..............     --          --           --

Cash and Cash Equivalents - Beginning of

       period                                 --          --           --

                                           --------   --------      -------

Cash and Cash Equivalents - End of

       period ........                    $   --     $    --      $    --

                                           ========   ========      =======

Supplementary Information

  Interest paid ..........................$   --     $    --      $    --

                                           ========   ========      =======

  Taxes paid .............................$   --     $    --      $    --

                                           ========   ========      =======

The accompanying notes are an integral part of these financial statements.

MYOCASH, INC.

INTERIM STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

From Inception(November 17, 2000) to January 31, 2005

(UNAUDITED)

<

                                                        Deficit

                                                     Accumulated

                                        Additional    During the

                       Common Stock      Paid-In     Development

                     Shares   Amount     Capital       Stage        Totals

              ---------------------------------------------------------------

Balance - November

  17, 2000             --      $   --    $    --    $     --       $    --

Stock issued for

  services          4,455,000    4,455        --          --           4,455

Stock issued for

 incorporation costs  545,000      545        --          --             545

Net loss for period                                     (5,000)       (5,000)

                    ---------  -------    ---------   --------      --------

BALANCE - October 31,

     2001           5,000,000    5,000        --        (5,000)         --

Stock issued for

  services          1,250,000    1,250        --          --           1,250

Net loss for

    year               --         --          --        (1,250)       (1,250)

                   ----------  -------    ---------   --------      --------

Balance - October

   31, 2002         6,250,000    6,250        --        (6,250)         --

Net loss for

    year               --         --          --        (1,500)       (1,500)

                   ----------  -------    ---------   --------      --------

Balance - October

   31, 2003         6,250,000    6,250        --        (7,750)       (1,500)

Net loss for year      --         --          --          (750)         (750)

                   ----------  -------    ---------   --------      --------

Balance - October

   31, 2004         6,250,000    6,250        --        (8,500)       (2,250)

Net loss for period    --         --          --           --           --

                   ----------  -------    ---------   --------      --------

Balance - January

   31, 2005         6,250,000 $  6,250   $    --     $  (8,500)    $  (8,500)

                   ==========  =======    ========    ========      ========

The accompanying notes are an integral part of these financial statements.

Myocash, Inc.

Notes to Interim Financial Statements

January 31, 2005

(Unaudited)

Note 1 - BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

MYOCASH, INC., (the “Company”) was incorporated on November 17, 2000 under the laws of the State of Nevada.  The Company’s primary business operations are to engage in the acquisition of a technology based company.  The Company is searching for a viable entity upon which to merge and/or acquire.  The Company intends on going public in order to raise the funds required in order to fulfill its business objectives.

Development Stage Company

The Company has not earned any revenue from limited principal operations.  Accordingly, the Company’s activities have been accounted for as those of a Development Stage Enterprise as set forth in Financial Accounting Standards Board statement No. 7 (SFAS 7”).  Among the disclosures required by SFAS 7 are that the Company’s financial statements be identified as those of a development stage company, and that the statements of operations, stockholders’ equity (deficit) and cash flows disclose the activity since the date of the Company’s inception.

Recapitalization

On January 17, 2005, the Company completed its objective by executing a reverse acquisition with a home healthcare agency called Family Home Health Services, LLC (the “LLC).  The newly combined company, Family Home Health Services, Inc., issued an aggregate of 20,000,000 shares of its common stock to the members of the LLC in exchange for all of the members’ outstanding membership interests in the LLC.  Also in connection with the transaction, the Company’s former sole shareholder transferred an aggregate of 4,050,000 shares of common stock to the former members of the LLC for no additional consideration.  Concurrent with the above transactions, the former members of the LLC became officers of the Company (the former members of the LLC were appointed to the Board of Directors of the Company in November 2004).  For accounting purposes, the transaction has been treated as a recapitalization of the Company with the LLC as the acquirer (i.e., a reverse acquisition).  The Company expects that its shares will begin trading on the OTCBB stock exchange during the third quarter of 2005.

Item 2:           Management's Discussion and Analysis or Plan Of Operation

THE  FOLLOWING  DISCUSSION OF THE RESULTS OF OUR  OPERATIONS  AND FINANCIAL CONDITION  SHOULD BE READ IN CONJUNCTION  WITH OUR FINANCIAL  STATEMENTS AND THE NOTES  THERETO  INCLUDED  ELSEWHERE  IN THIS REPORT.  EXCEPT FOR THE HISTORICAL INFORMATION CONTAINED HEREIN, THE DISCUSSION CONTAINED IN THIS REPORT CONTAINS "FORWARD-LOOKING   STATEMENTS” THAT INVOLVE RISK AND UNCERTAINTIES.   THESE STATEMENTS MAY BE IDENTIFIED BY THE USE OF FORWARD-LOOKING TERMINOLOGY SUCH AS "BELIEVES,"  "EXPECTS," "MAY," "WILL," "SHOULD" OR "ANTICIPATES" OR THE NEGATIVE THEREOF OR SIMILAR EXPRESSIONS OR BY DISCUSSIONS OF STRATEGY.  THE CAUTIONARY STATEMENTS MADE IN THIS REPORT SHOULD BE READ AS BEING APPLICABLE TO ALL RELATED FORWARD-LOOKING STATEMENTS WHEREVER THEY APPEAR IN THIS REPORT.  OUR ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE DISCUSSED IN THIS REPORT.

Results of Operations

During the period from November 1, 2004 to January 17, 2005, the Company did not generate any revenues.  During that period, Management continued its efforts to raise capital in order to fulfill its business objectives.

On January 17, 2005, the Company completed its objective by Entering into and closing on an Ownership Exchange Agreement by and among the Company, Family Home Health Services, LLC, Kevin R. Ruark and James H. Pilkington (the "Ownership Exchange Agreement"), pursuant to which the Company simultaneously acquired Family Home Health Services, LLC, a Delaware limited liability company that is a provider of home healthcare services in the U.S., primarily in Florida, with a broad service offering in home health services and home medical care.

Under the terms of the Ownership Exchange Agreement, the Company issued 10,000,000 shares of its restricted common stock to each of Messrs. Ruark and Pilkington (an aggregate of 20,000,000 shares) in exchange for all outstanding membership interests of Family Home Health Services, LLC held by them; and Mr. Marvin Winick, the President of the Company, resigned.

As a result of the transaction described above, Family Home Health Services, LLC became a wholly-owned subsidiary of the Company, which is now a holding company with no separate business operations.

The transaction described above with the LLC was reported on our Current report on Form 8-K filed on March 16, 2005, which report was amended by Form 8-K/A filed on March 30, 2005 and further amended by Form 8-K/A filed on or about August 12, 2005. The financial results of the Company for the period from January 17, 2005 through January 31, 2005, the ending period of this report, are contained in the Current Report on Form 8-K/A filed on or about August 12, 2005.

Liquidity and Capital Resources

For the period November 1, 2004 through January 17, 2005, the Company had no cash.

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

Notwithstanding  the  foregoing,  there  can  be  no  assurance  that the Company's disclosure controls and procedures will detect or uncover all failures of  persons  within the  Company  to  disclose  material  information  otherwise required to be set forth in the Company's  periodic reports.  There are inherent limitations  to the  effectiveness  of any  system of  disclosure  controls  and procedures,  including the possibility of human error and the  circumvention  or overriding  of  the  controls  and  procedures.   Accordingly,   even effective disclosure controls and procedures can only provide reasonable, not absolute, assurance of achieving their control objectives.

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

          MYOCASH, INC.

BY:      /s/   Marvin Winick

         -------------------------------

         Marvin Winick, President

Dated:   August 12, 2005

EXHIBIT INDEX

31.1

 Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2

Certification Pursuant Section 906 of the Sarbanes-Oxley Act of 2002.

EXHIBITS

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

August 12, 2005

                                                                EXHIBIT 32.1

CERTIFICATION PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

(18 U.S.C. SECTION 1350)

     In  connection  with  the  Quarterly  Report  of  Myocash,  Inc.,  a Nevada corporation (the  "Company"),  on Form 10-QSB for the quarter ending January 31, 2005 as filed with the Securities and Exchange  Commission  (the "Report"),  I, Marvin N. Winick President & CEO, of the Company,  certify, pursuant to Section 906 of the  Sarbanes-Oxley  Act of 2002 (18  U.S.C. Section  1350),  that to my knowledge:

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

August 12, 2005