Form 10QSB
period 2005-03-31
FAMILY HOME HEALTH SERVICES, INC.
filed 2005-08-15
CIK 1142336

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB

             [x] QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005

             [ ] TRANSITION REPORT PURSUANT SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from _________ to _________

                        FAMILY HOME HEALTH SERVICES INC.
                        --------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                                     NEVADA
                                     ------
                 (STATE OR OTHER JURISDICTION OF INCORPORATION)

            000-32887                                02-0718322
            ---------                                ----------
     (COMMISSION FILE NUMBER)                     (I.R.S. EMPLOYER
                                                 IDENTIFICATION NO.)

                            801 WEST ANN ARBOR TRAIL
                                   SUITE 200
                               PLYMOUTH, MICHIGAN
                                     48170
                                     -----
               (ADDRESS OF PRINCIPAL EXECUTIVE OFFICE) (ZIP CODE)

                                 (734) 414-9990
                                 --------------
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

Number of shares of Registrant's shares of beneficial interest outstanding as of March 31, 2005. 26,250,000

                               TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Balance Sheets as of March 31, 2005 (unaudited), December 31, 2004
             and March 31, 2004 (unaudited)                                         1

         Statements of Operations for the three months ended March 31, 2005
             and 2004                                                               2

         Statements of Cash Flows for the three months ended March 31, 2005
             and 2004                                                               3

         Notes to Interim Financial Statements                                     4-6

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations                                                     7-10

Item 3.  Quantitative and Qualitative Disclosures About Market Risk                 10

Item 4.  Controls and Procedures                                                    10

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                          10

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds                10

Item 3.  Defaults upon Senior Debentures                                            10

Item 4.  Submission of Matters to a Vote of Security Holders                        10

Item 5.  Other Information                                                          10

Item 6.  Exhibits                                                                   11

                                      (ii)

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                        FAMILY HOME HEALTH SERVICES INC.

                                 BALANCE SHEETS

                                                                 (UNAUDITED)                 (UNAUDITED)
                                                                  MARCH 31,    DECEMBER 31,   MARCH 31,
                                                                    2005          2004          2004
                                                                 -----------   ------------  -----------
                                    ASSETS
CURRENT ASSETS
Cash and cash equivalents                                        $   864,062   $    209,088  $   406,575
Accounts receivable                                                1,785,074      1,782,127      888,156
Current portion of advances to affiliates                            200,000        200,000       97,750
Prepaid expenses and other current assets                            186,934        177,562       16,141
                                                                 -----------   ------------  -----------

TOTAL CURRENT ASSETS                                               3,036,070      2,368,777    1,408,622

Advances to affiliates, net of current portion                       266,670        141,931            -

Net property and equipment                                           106,152         37,549       88,115

Other assets                                                          25,097         23,042       16,008
                                                                 -----------   ------------  -----------

TOTAL ASSETS                                                     $ 3,433,989   $  2,571,299  $ 1,512,745
                                                                 ===========   ============  ===========

                     LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable                                                 $   243,599   $    361,748  $   256,930
Current portion of long-term debt                                     46,295         46,295       44,561
Accrued compensation                                                 414,474        209,669      149,365
Accrued expenses                                                     255,517        250,000       66,000
Income taxes payable                                                 280,000              -            -
Advances from third-party payors                                     385,205        281,666      279,928
Advances from related party                                          165,000        300,000      300,000
Advances from affiliate                                               21,034         21,034      130,095
                                                                 -----------   ------------  -----------

TOTAL CURRENT LIABILITIES                                          1,811,124      1,470,412    1,226,879

Long-term debt, net of current portion                               156,144        167,478      202,439
                                                                 -----------   ------------  -----------

TOTAL LIABILITIES                                                  1,967,268      1,637,890    1,429,318

STOCKHOLDERS' EQUITY
  Common stock, $.001 par value; authorized 50,000,000 shares,
    issued and outstanding 26,250,000 shares                          26,250              -            -
  Additional paid-in capital                                             200            200          200
  Retained earnings                                                1,440,271        933,209       83,227
                                                                 -----------   ------------  -----------

TOTAL STOCKHOLDERS' EQUITY                                         1,466,721        933,409       83,427
                                                                 -----------   ------------  -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                       $ 3,433,989   $  2,571,299  $ 1,512,745
                                                                 ===========   ============  ===========

The accompanying notes are an integral part of these interim financial statements.

                        FAMILY HOME HEALTH SERVICES INC.

                            STATEMENTS OF OPERATIONS

                                                                        (UNAUDITED)
                                                                ----------------------------
                                                                THREE MONTHS    THREE MONTHS
                                                                   ENDED            ENDED
                                                                  MARCH 31,      MARCH 31,
                                                                     2005          2004
                                                                ------------    ------------
REVENUES
    Net Medicare patient service revenue                        $  3,839,632    $  2,163,549
    Management fee income and other revenues                         129,655         112,274
                                                                ------------    ------------

TOTAL REVENUES                                                     3,969,287       2,275,823

Cost of services sold                                              1,315,540         822,531
                                                                ------------    ------------

GROSS PROFIT                                                       2,653,747       1,453,292

Selling, general and administrative expenses                       1,827,723       1,115,816
                                                                ------------    ------------

Operating income                                                     826,024         337,476

OTHER INCOME (EXPENSE)
    Interest expense                                                 (12,712)         (9,907)
    Loss on disposal of software and other assets                          -        (347,000)
                                                                ------------    ------------

INCOME (LOSS) BEFORE INCOME TAXES                                    813,312         (19,431)

Income tax expense                                                   280,000               -
                                                                ------------    ------------

NET INCOME (LOSS)                                               $    533,312         (19,431)
                                                                ============

Amount to reflect proforma income tax expense for
    change in tax status                                                            (104,500)
                                                                                ------------

PROFORMA NET LOSS AFTER INCOME TAXES FOR CHANGE IN TAX STATUS                   $   (123,931)
                                                                                ============

BASIC EARNINGS PER SHARE:

    Weighted average shares outstanding                           26,250,000      26,250,000
    NET INCOME (LOSS) PER SHARE                                 $       0.02    $      (0.00)
                                                                ============    ============

The accompanying notes are an integral part of these interim financial statements.

                       FAMILY HOME HEALTH SERVICES INC.

                            STATEMENTS OF CASH FLOWS

                                                                              (UNAUDITED)
                                                                      ---------------------------
                                                                      THREE MONTHS   THREE MONTHS
                                                                          ENDED          ENDED
                                                                        MARCH 31,      MARCH 31,
                                                                          2005           2004
                                                                      ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                                     $    533,312   $    (19,431)
Adjustments to reconcile net income (loss) to net cash
        provided by operating activities
        Depreciation and amortization                                        4,431          9,662
        Loss on disposal of software and other assets                      347,000
        Changes in assets and liabilities that provided (used) cash
            Accounts receivable                                             (2,947)       (92,564)
            Prepaid expenses and other current assets                       (9,372)        22,777
            Other assets                                                    (2,055)             -
            Accounts payable                                              (118,149)       109,165
            Advances from third-party payors                               103,539         60,742
            Income taxes payable                                           280,000              -
            Accrued expenses and other current liabilities                 210,322        (39,724)
                                                                      ------------   ------------

NET CASH PROVIDED BY OPERATING ACTIVITIES                                  999,081        397,627
                                                                      ------------   ------------

CASH FLOWS FROM INVESTING ACTIVITIES

PURCHASES OF PROPERTY AND EQUIPMENT                                        (73,034)      (184,021)
Advances to affiliates                                                    (124,739)       (97,750)
                                                                      ------------   ------------

NET CASH USED IN INVESTING ACTIVITIES                                     (197,773)      (281,771)
                                                                      ------------   ------------

CASH FLOWS FROM FINANCING ACTIVITIES

Capital contributions                                                            -            100
Repayments on long-term debt                                               (11,334)             -
(Repayments on) net advances from related-party                           (135,000)       175,000
(Repayments on) net advances from affiliate                                      -         (3,500)
Distributions paid                                                               -        (90,000)
                                                                      ------------   ------------

NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES                       (146,334)        81,600
                                                                      ------------   ------------

INCREASE IN CASH AND CASH EQUIVALENTS                                      654,974        197,456
Cash and cash equivalents, beginning of period                             209,088        209,119
                                                                      ------------   ------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                              $    864,062   $    406,575
                                                                      ============   ============

The accompanying notes are an integral part of these interim financial statements.

NOTES TO INTERIM UNAUDITED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited financial statements of Family Home Health Services, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals with the exception of the loss referred to in Note 10) considered necessary for a fair presentation have been included.

Operating results for the three months ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. The Company's business normally experiences some seasonality in its operations. In general, operating income tends to be lower in the second and third quarters due to the seasonality of the senior population in the Company's South Florida markets. For further information, refer to the financial statements and footnotes included in the Company's recent 8-K/A filing dated August 15, 2005 which contained audited financial statements for the year ended December 31, 2004.

NOTE 2 - USE OF ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions and select accounting policies that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. The Company's financial statements include amounts that are based on management's best estimates and judgments. Actual results could differ from those estimates.

NOTE 3 - RECLASSIFICATION

Certain amounts in the March 31, 2004 unaudited financial statements have been reclassified to conform to the classifications used in the current period.

NOTE 4 - COMMITMENTS

Employment Agreement: The Company has an employment agreement with a regional clinical manager that extends through January 2009. The employment agreement specifies a base salary and contains a covenant not-to-compete that extends through a period up to five years after the expiration or termination of the employment agreement. Within the first two years of the agreement, the Company or the employee may terminate the agreement for cause, as defined. After the first two years of the agreement, either party may terminate the agreement with or without cause with 90 days notice.

NOTE 5 - LEGAL MATTERS

The Company is involved in litigation and regulatory investigations arising in the normal course of conducting its business. After consultation with legal counsel, management estimates that these matters will be resolved without material adverse effect on the Company's future financial position, results of operations or cash flows.

NOTE 6 - RECAPITALIZATION

Prior to January 17, 2005, the Company was an inactive public shell company formerly known as Myocash, Inc. On January 17, 2005, Family Home Health Services, LLC (the "LLC") completed a reverse acquisition with the Company. The newly combined company issued an aggregate of 20,000,000 shares of its common stock to the members of the LLC in exchange for all of the members' outstanding membership interests in the LLC. Also in connection with the transaction, the Company's former sole shareholder transferred an aggregate of 4,050,000 shares of common stock to the former members of the LLC for no additional consideration. Concurrent with the above transactions, the former members of the LLC became officers of the Company (the former members of the LLC were appointed to the Board of Directors of the Company in November 2004). For accounting purposes, the transaction has been treated as a recapitalization of the Company with the LLC as the acquirer (i.e., a reverse acquisition). Since the transaction is considered a recapitalization and not a business combination for accounting purposes, no proforma information (other than shown in Note 9) is presented. If the proforma information were presented, however, the results would essentially be the same as reported in Note 9 since Myocash, Inc. had virtually no activity. The Company expects that its shares will begin trading on the OTCBB stock exchange during the third quarter of 2005.

NOTE 7 - RECENTLY ISSUED ACCOUNTING STANDARDS

In April 2005, the Securities and Exchange Commission adopted a new rule that amends the compliance dates for implementation of the Financial Accounting Standard Board's ("FASB") Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment ("SFAS No. 123R"). The Statement requires that compensation cost relating to share-based payment transactions be recognized in financial statements and that this cost be measured based on the fair value of the equity or liability instruments issued. SFAS No. 123R covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. The Company will adopt SFAS No. 123R on January 1, 2006 and is currently evaluating the impact the adoption of the standard will have on the Company's results of operations.

NOTE 8 - COMPUTATIONS OF EARNINGS PER SHARE

Earnings per share is computed using the weighted average number of common shares outstanding during each period. There are no adjustments required to be made for purposes of computing diluted earnings per common share since the Company has no common stock equivalents; accordingly, only basic earnings per share are disclosed. For the three months ended March 31, 2005 and 2004, the weighted average numbers of shares outstanding were 26,250,000 and 0, respectively (see Note 9).

NOTE 9 - PROFORMA FINANCIAL INFORMATION

Assuming the Company was subject to income taxes at a 34% rate and assuming an equivalent number of common shares outstanding, proforma operating results for the three months ended March 31, 2004 are as follows:

     Net loss for the three months ended March 31, 2004     $     (19,431)
     Proforma income taxes                                       (104,500)
                                                            -------------
     Proforma net loss                                      $    (123,931)
                                                            =============
     Basic loss per share:
     Weighted average shares outstanding                       26,250,000
     Proforma net loss per share                            $       (0.00)
                                                            =============

NOTE 10 - LOSS ON SOFTWARE AND OTHER ASSETS

In January 2004, the Company executed a Software Purchase Agreement with an individual whereby the Company acquired a software package and other assets in exchange for the payment of $100,000 in cash and the assumption of $247,000 in notes payable. The Company concurrently executed an employment agreement with the individual (Note 4). During 2004, the Company determined that the software was not suitable for its intended purpose and other assets had little, if any, future benefit. Accordingly, the Company wrote off the entire acquisition cost as a loss which is presented below operating results in the accompanying 2004 interim financial statements.

NOTE 11 - SEGMENT INFORMATION

The Company currently operates in one business segment defined by management as providing home health care services to Medicare eligible patients in the State of Florida.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following section contains statements that are not historical facts and are forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Our actual results may differ materially from those included in the forward-looking statements. We intend these forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and are including this statement for purposes of complying with those safe-harbor provisions. Forward-looking statements, which are based on our assumptions and describe future plans, strategies and expectations for ourselves, are generally identifiable by use of the words "believe," "expect," "intend," "anticipate," "estimate," "project," "prospects," or similar expressions as well as any statements referring to the plan of liquidation or possibility thereof. Our ability to predict results or the actual effect of our future plans or strategies is inherently uncertain. Factors which could have a material adverse affect on our operations and our future prospects on a consolidated basis include, without limitation, the following:

      - our compliance with laws and regulations applicable to health care providers;

      - changes in Medicare reimbursement levels and reimbursement rates from other third parties;

      -     our ability to manage our growth;

      - our ability to recruit and retain an adequate number of health care professionals;

      - our ability to generate sufficient patient volumes and control the costs of providing patient services;

      -     competition from other home health care providers;

      -     the effectiveness of our software programs and computer networks;

      -     general economic and market conditions; and,

      -     the effects of seasonality on our operations.

These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Additional information concerning us and our business, including additional factors that could materially affect our financial results, is included herein and in our other filings with the SEC.

CRITICAL ACCOUNTING POLICIES

The Company has identified the following accounting policies that require significant judgment. We believe our judgments relating to revenue recognition and the collectibility of accounts receivable are appropriate.

Revenue recognition under the Prospective Payment System ("PPS") for Medicare reimbursement is based on a reimbursement rate which varies based on the severity of the patient's condition, service needs, and certain other factors. The Company recognizes revenue ratably over the episodic period. Initial Medicare billings under PPS are initially recognized as deferred revenue and are subsequently amortized into revenue over the episodic period. Revenue is subject to adjustment during this period if there are significant changes in the patient's condition or if minimum visit criteria are not performed during the episode. As a result, there is at least a reasonable possibility that recorded estimates will change by a material amount in the near term.

Revenue adjustments result from differences between estimated and actual reimbursement amounts, an inability to obtain appropriate billing documentation or authorizations acceptable to the payer, and other reasons unrelated to credit risk. Revenues are reported net of such adjustments which are deducted from gross accounts receivable. These revenue adjustments are based on significant assumptions and judgments that are determined by Company management based on historical trends and other pertinent factors. Third party settlements resulting in recoveries are recognized as net revenues in the period in which the funds are received.

RESULTS OF OPERATIONS

COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 2005 TO THE THREE MONTHS ENDED MARCH 31, 2004.

Revenue: For the three months ended March 31, 2005, net patient service revenue increased $1,675,000 to $3,840,000, a 75% increase over the same period in 2004. The increase was mainly attributable to a maturation and expansion of our business development efforts in markets that were started in early 2004. Those efforts led to a significant increase in the number of patient episodes that were serviced during the first quarter of 2005.

Gross Profit: Gross profit margin increased to 66.9% for the three months ended March 31, 2005 from 63.9% for the three months ended March 31, 2004. This 3% gain was realized through improved management and oversight of the utilization of caregiver personnel in the field.

Selling, General and Administrative Expenses: For the three months ended March 31, 2005, selling, general and administrative expenses increased approximately $712,000 to $1,827,000 over the same period in 2004. This 64% increase was directly attributable to increases in salary and benefits paid to business development and clinical management staff hired to procure and process the growing patient census at each of our branches. Additional corporate resources were also hired to support our growing local operations.

Operating Income: As a result of the foregoing, operating income increased over $488,000, or 145% to $826,000 for the three months ended March 31, 2005 from $337,000 for the three months ended March 31, 2004.

Other Income (Expense): Interest expense remained fairly constant during the comparative periods as the Company's debt structure remained relatively unchanged. In January 2004, the Company acquired software and other assets that were later determined to be unsuitable for their intended purpose and to possess little, if any, future benefit. Accordingly, the full acquisition cost of $347,000 was written off during the quarter ended March 31, 2004 as other expense.

Income Taxes: Income tax expense for the three months ended March 31, 2005 was $280,000 and consisted of estimated taxable income at an effective tax rate of 34%. Prior to January 2005, the Company was treated as a partnership for federal income tax purposes. Thus, the three months ended March 31, 2004 included no provision for income taxes. See Note 9 to the accompanying interim financial statements for the proforma effect on income taxes assuming the Company had been subject to income taxes in 2004.

Net Income: Net income increased $553,000 to $533,000 in the three months ended March 31, 2005 from a loss of $20,000 during the first three months of 2004.

The rate of inflation had no material effect on operations for the three months ended March 31, 2005 or 2004.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents increased by $457,000 to approximately $864,000 at March 31, 2005 from $407,000 at March 31, 2004. At March 31, 2005, working capital was $1,225,000, an increase of approximately $1,043,000 over March 31, 2004.

The Company provided net cash from operating activities of $1,000,000 during the three months ended March 31, 2005, up from $395,000 for the same period in 2004. The 2005 operating cash resulted from $530,000 in net income during the period plus approximately $470,000 in positive cash flows from increases in income tax obligations and accrued expenses. As a whole, changes in other segments of current assets and liabilities had offsetting impact on operating cash flows during the three months ended March 31, 2005. As a whole, changes in other segments of current assets and liabilities had approximately $48,000 of positive impact on operating cash flows during the three months ended March 31, 2004.

Cash outflows from investing activities totaled $198,000 and $282,000, respectively, for the three months ended March 31, 2005 and 2004. Investing activity in both periods consisted of equipment purchases and advances to affiliates.

Cash used in financing activities totaled $146,000 for the three months ended March 31, 2005 and consisted of repayments on related party advances and principal payments on long-term debt. Net cash provided by financing activities totaled $82,000 for the same three month period in 2004, consisting of proceeds from related party advances less cash distributions.

The Company's working capital needs consist primarily of support for operations such as salaries and normal vendor payments. The nature of the Company's business requires bi-weekly payments to healthcare personnel at the time patient services are rendered. The Company typically receives payments for these services within a range of 90 days with respect to Medicare programs. The Company's line of business is not capital intensive with the exception of expenditures for software and computer equipment. The Company intends to fund its short-term and long-term liquidity needs through a combination of current cash balances, cash flows from operations or future financing arrangements such as traditional credit facilities or capital leases.

OFF-BALANCE SHEET ARRANGEMENTS

As of March 31, 2005 and 2004, the Company had not entered into any material off-balance sheet arrangements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of March 31, 2005 and 2004, the Company had no investments that were subject to material market risk and had no debt or credit facilities that were interest rate sensitive.

ITEM 4. CONTROLS AND PROCEDURES

We carried out an evaluation, under the supervision and with the participation of our management, including our President and Chief Executive Officer along with our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of our first fiscal quarter of 2005 pursuant to Exchange Act Rule 13a-15(b). Based upon that evaluation, our President and Chief Executive Officer along with our Chief Financial Officer concluded, subject to the following paragraph, that our disclosure controls and procedures were effective.

During management's evaluation of internal controls and procedures, certain deficiencies were identified with respect to the Company's software program that is used to track revenue and accounts receivable. Those deficiencies were corrected prior to this filing. Going forward, management is taking additional steps to enhance internal controls by implementing a new software program and expanding the size of the Company's financial staff.

Other than the issues and corresponding corrective actions addressed in the preceding paragraph, there have been no significant changes in our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None other than as previously reported in our Current Report on Form 8-K filed on March 16, 2005, which report was amended by Form 8-K/A filed on March 30, 2005 and Form 8-K/A filed on August 15, 2005.

Item 3. Defaults Upon Senior Debentures.

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

See Exhibit Index for a description of the documents that are filed as Exhibits to this report on Form 10-QSB or incorporated by reference herein.

                                   SIGNATURES

      In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there under duly authorized.

                                   FAMILY HOME HEALTH SERVICES INC.

Date: August 15, 2005                 /s/ Kevin R. Ruark
                                   ---------------------------------
                                      By: Kevin R. Ruark
                                      Its: Chief Executive Officer and President

                                      /s/ James M. Mitchell
                                      -------------------------------
                                      By: James M. Mitchell
                                      Its: Chief Financial Officer and Treasurer

                                  EXHIBIT INDEX

Exhibit 10.1. Ownership Exchange Agreement dated January 17, 2005, between and among Family Home Health Services, L.L.C., a Delaware limited liability company ("FHHS"), Kevin R. Ruark and James H. Pilkington(incorporated by reference to
Exhibit 10.1 of Current Report on Form 8-K filed on March 16, 2005).

      31.1 Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

      31.2 Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

      32.1 Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

      32.2 Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.