Form 10QSB
period 2005-06-30
FAMILY HOME HEALTH SERVICES, INC.
filed 2005-08-15
CIK 1142336

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

     [X] QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005

     [  ] TRANSITION REPORT PURSUANT SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from _________ to _________

                        FAMILY HOME HEALTH SERVICES INC.
                        --------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                                     NEVADA
                                     ------
                 (STATE OR OTHER JURISDICTION OF INCORPORATION)

           000-32887                                      02-0718322
    ------------------------                         -------------------
    (COMMISSION FILE NUMBER)                          (I.R.S. EMPLOYER
                                                     IDENTIFICATION NO.)

                            801 WEST ANN ARBOR TRAIL
                                    SUITE 200
                               PLYMOUTH, MICHIGAN
                                      48170
                                     ------
               (ADDRESS OF PRINCIPAL EXECUTIVE OFFICE) (ZIP CODE)

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

Number of shares of Registrant's shares of beneficial interest outstanding as of June 30, 2005. 26,250,000

                                TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

   Balance Sheets as of June 30, 2005 (unaudited), December 31, 2004 and June 30, 2004 (unaudited)                1

   Statements of Operations for the three months ended June 30, 2005 and 2004                                     2

   Statements of Cash Flows for the three months ended June 30, 2005 and 2004                                     3

   Notes to Interim Financial Statements                                                                        4-6

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations                   7-10

Item 3. Quantitative and Qualitative Disclosures About Market Risk                                               11

Item 4. Controls and Procedures                                                                                  11

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                                                       11

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds                                             11

Item 3.  Defaults upon Senior Debentures                                                                         11

Item 4.  Submission of Matters to a Vote of Security Holders                                                     11

Item 5.  Other Information                                                                                       11

Item 6.  Exhibits                                                                                                12

PART I.  -- FINANCIAL INFORMATION

                        FAMILY HOME HEALTH SERVICES INC.

                                 BALANCE SHEETS

                                                                     (UNAUDITED)                                  (UNAUDITED)
                                                                      JUNE 30,              DECEMBER 31,            JUNE 30,
                                                                        2005                   2004                   2004
                                                                   ----------------       --------------         --------------
                                         ASSETS
CURRENT ASSETS
 Cash and cash equivalents                                         $        703,781       $      209,088          $   423,620
 Accounts receivable                                                      1,626,368            1,782,127            1,247,789
 Current portion of advances to affiliates                                  200,000              200,000              200,000
 Prepaid expenses and other current assets                                  185,067              177,562               11,842
                                                                   ----------------       --------------          -----------

TOTAL CURRENT ASSETS                                                      2,715,216            2,368,777            1,883,251

Advances to affiliates, net of current portion                              271,375              141,931               64,829

Net property and equipment                                                  242,293               37,549               89,709

Other assets                                                                298,821               23,042               14,993
                                                                   ----------------       --------------          -----------

TOTAL ASSETS                                                       $      3,527,705       $    2,571,299          $ 2,052,782
                                                                   ================       ==============          ===========

                          LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
 Accounts payable                                                  $        272,382       $      361,748          $   175,497
 Current portion of long-term debt                                           47,457               46,295               44,561
 Current portion of capital lease obligation                                 19,314                    -                    -
 Accrued compensation                                                       578,631              209,669              228,421
 Accrued expenses                                                           122,991              250,000              119,000
 Income taxes payable                                                       260,000                    -                    -
 Advances from third-party payors                                           566,056              281,666              355,128
 Advances from related party                                                      -              300,000              300,000
 Advances from affiliate                                                     21,034               21,034              110,094
                                                                   ----------------       --------------          -----------

TOTAL CURRENT LIABILITIES                                                 1,887,865            1,470,412            1,332,701

Long-term debt, net of current portion                                      143,419           167,478.00              191,457

Capital lease obligation, net of current portion                             71,212                    -                    -
                                                                   ----------------       --------------          -----------

TOTAL LIABILITIES                                                         2,102,496            1,637,890            1,524,158

STOCKHOLDERS' EQUITY
 Common stock, $.001 par value; authorized 50,000,000 shares,
    issued and outstanding 26,250,000 shares                                 26,250                    -                    -
 Additional paid-in capital                                                     200                  200                  200
 Retained earnings                                                        1,398,759              933,209              528,424
                                                                   ----------------       --------------          -----------

TOTAL STOCKHOLDERS' EQUITY                                                1,425,209              933,409              528,624
                                                                   ----------------       --------------          -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                         $      3,527,705       $    2,571,299          $ 2,052,782
                                                                   ================       ==============          ===========

The accompanying notes are an integral part of these interim financial statements.

                        FAMILY HOME HEALTH SERVICES INC.

                            STATEMENTS OF OPERATIONS

                                                                                     (UNAUDITED)
                                                       -------------------------------------------------------------------------
                                                                  THREE MONTHS ENDED                        SIX MONTHS ENDED
                                                       -------------------------------------           -------------------------
                                                          JUNE 30,                  JUNE 30,           JUNE 30,         JUNE 30,
                                                           2005                      2004               2005             2004
                                                       -------------              -----------        -----------     -----------
REVENUE
    Net Medicare patient service revenue               $   3,494,920              $ 2,650,887        $ 7,334,552      $ 4,814,436
    Management fee income and other revenues                 152,308                  120,833            281,963          233,107
                                                       -------------              -----------        -----------     -----------

TOTAL REVENUE                                              3,647,228                2,771,720          7,616,515        5,047,543

Cost of services sold                                      1,328,924                  903,092          2,644,463        1,725,623
                                                       -------------              -----------        -----------   --------------

GROSS PROFIT                                               2,318,304                1,868,628          4,972,052        3,321,920

Selling, general and administrative expenses               2,372,726                1,318,400          4,200,449        2,434,217
                                                       -------------              -----------         ----------   --------------


OPERATING INCOME (LOSS)                                      (54,422)                 550,228            771,603          887,703

OTHER INCOME (EXPENSE)
    Loss on disposal                                               -                        -                  -         (347,000)
    Interest expense                                           7,090)                 (15,031)           (19,803)         (24,937)
                                                       -------------              -----------        -----------      -----------

INCOME (LOSS) BEFORE INCOME TAXES (CREDIT)                   (61,512)                 535,197            751,800          515,766

Income tax expense (credit)                                  (20,000)                       -            260,000                -
                                                       -------------              -----------        -----------      -----------

NET INCOME (LOSS)                                      $     (41,512)                 535,197        $   491,800          515,766
                                                       =============                                 ===========
Amount to reflect proforma income tax
   expense for change in tax status                                                   104,500                             209,000
                                                                                  -----------                         -----------

PROFORMA NET INCOME AFTER INCOME TAXES FOR
    CHANGE IN TAX STATUS                                                          $   430,697                         $   306,766
                                                                                  ===========                         ===========

BASIC EARNINGS PER SHARE:
    Weighted average shares outstanding                   26,250,000               26,250,000         26,250,000       26,250,000
    NET INCOME (LOSS) PER SHARE                        $       (0.00)             $      0.02        $      0.02      $      0.01
                                                       =============              ===========        ===========      ===========

     The accompanying notes are an integral part of these interim financial statements.

                              FAMILY HOME HEALTH SERVICES INC.

                                   STATEMENTS OF CASH FLOWS

                                                                                                (UNAUDITED)
                                                                                 ------------------------------------------
                                                                                  SIX MONTHS                  SIX MONTHS
                                                                                     ENDED                       ENDED
                                                                                   JUNE 30,                    JUNE 30,
                                                                                     2005                        2004
                                                                                ---------------              -------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                                        $  491,800                   $ 515,766
Adjustments to reconcile net income to net cash
        provided by operating activities
        Depreciation and amortization                                                 19,472                      20,019
        Loss on disposal of software and other assets                                                            347,000
        Changes in assets and liabilities that provided (used) cash
              Accounts receivable                                                    155,759                    (452,197)
              Prepaid expenses and other current assets                               (7,505)                     27,076
              Other assets                                                          (275,779)                     (3,985)
              Accounts payable                                                       (89,366)                     27,732
              Advances from third-party payors                                       284,390                     135,942
              Income taxes payable                                                   260,000                           -
              Accrued expenses and other current liabilities                         241,953                      92,331
                                                                                  ----------                   ---------

NET CASH PROVIDED BY OPERATING ACTIVITIES                                          1,080,724                     709,684
                                                                                  ----------                   ---------

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment                                                 (126,216)                   (190,972)
Advances to affiliates                                                              (129,444)                   (264,829)
                                                                                  ----------                   ---------

NET CASH USED IN INVESTING ACTIVITIES                                               (255,660)                   (455,801)
                                                                                  ----------                   ---------

CASH FLOWS FROM FINANCING ACTIVITIES
Capital contributions                                                                                                100
Repayments on long-term debt                                                         (22,897)                    (10,982)
Repayments on capital lease                                                           (7,474)                          -
(Repayments on)  net advances from related-party                                    (300,000)                    175,000
(Repayments on)  net advances from affiliate                                               -                     (23,500)
Dividends paid                                                                             -                    (180,000)
                                                                                  ----------                   ---------

NET CASH USED IN FINANCING ACTIVITIES                                               (330,371)                    (39,382)
                                                                                  ----------                   ---------

Increase in cash and cash equivalents                                                494,693                     214,501
Cash and cash equivalents, beginning of period                                       209,088                     209,119
                                                                                  ----------                   ---------

Cash and cash equivalents, end of period                                           $ 703,781                   $ 423,620
                                                                                  ==========                   =========

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

Operating results for the six months ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. The Company's business normally experiences some seasonality in its operations. In general, operating income tends to be lower in the second and third quarters due to the seasonality of the senior population in the Company's South Florida markets. For further information, refer to the financial statements and footnotes included in the Company's recent 8-K/A filing dated August 15, 2005 which contained audited financial statements for the year ended December 31, 2004.

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

NOTE 3 - RECLASSIFICATION

Certain amounts in the June 30, 2004 unaudited financial statements have been reclassified to conform to the classifications used in the current period.

NOTE 4 - COMMITMENTS

Employment Agreement: The Company had an employment agreement with a regional clinical manager that extended through January 2009. The employment agreement specified a base salary and contained a covenant not-to-compete that extended through a period up to five years after the expiration or termination of the employment agreement. Effective May 20, that agreement was terminated by mutual consent of both parties. All future compensation and payments under the resulting termination agreement have been accrued as of June 30, 2005.

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

NOTE 8 - COMPUTATIONS OF EARNINGS PER SHARE

Earnings per share is computed using the weighted average number of common shares outstanding during each period. There are no adjustments required to be made for purposes of computing diluted earnings per common share since the Company has no common stock equivalents; accordingly, only basic earnings per share are disclosed. For the six months ended June 30, 2005 and 2004, the weighted average numbers of shares outstanding were 26,250,000 and 0, respectively (see Note 9).

NOTE 9 - PROFORMA FINANCIAL INFORMATION

Assuming the Company was subject to income taxes at a 34% rate and assuming an equivalent number of common shares outstanding, proforma operating results for the six months ended June 30, 2004 are as follows:

         Net income for the six months ended June 30, 2004   $  515,766
         Proforma income taxes                                 (209,000)
                                                             ----------
         Proforma net income                                 $  306,766
                                                             ==========

         Basic earnings per share:
         Weighted average shares outstanding                 26,250,000
         Proforma net income per share                       $     0.02
                                                             ==========

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

RESULTS OF OPERATIONS

COMPARISON OF THE THREE MONTHS ENDED JUNE 30, 2005 TO THE THREE MONTHS ENDED JUNE 30, 2004.

Revenue: For the three months ended June 30, 2005, net patient service revenue increased $875,000 to $3,840,000, a 32% increase over the same period in 2004. The increase was mainly attributable to a maturation and expansion of our business development efforts in markets that were started in early 2004. Those efforts led to a steady increase in the number of patient episodes that were serviced during the second quarter of 2005.

Gross Profit: Gross profit margin decreased to 63.6% for the three months ended June 30, 2005 from 67.4% for the three months ended June 30, 2004. This decrease was mainly attributable to lower utilization of new salaried clinical staff that have been added to service the Company's rapid growth.

Selling, General and Administrative Expenses: For the three months ended June 30, 2005, selling, general and administrative expenses increased approximately $1,050,000 to $2,372,000 over the same period in 2004. This 80% increase was directly attributable to increases in salary and benefits paid to business development and clinical management staff hired to procure and process the growing patient census at each of our branches. Additional corporate resources were also hired to support our growing local operations and to advise our management team regarding the Company's entrance into the public market.

Operating Income: As a result of the foregoing, operating income decreased over $600,000, or 109% to a $50,000 operating loss for the three months ended June 30, 2005 from operating income of $337,000 for the three months ended June 30, 2004.

Other Income (Expense): For the three months ended June 30, 2005, interest expense decreased by over 50% compared to the same period in 2004 due to the repayment of advances from a related party. In January 2004, the company acquired software and other assets that were later determined to be unsuitable for their intended purpose and to possess little, if any, future benefit. Accordingly, the full acquisition cost of $347,000 was written off during the quarter ended March 31, 2004 as other expense.

Income Taxes: Income tax credits for the three months ended June 30, 2005 were $20,000 and consisted of estimated taxable losses at an effective tax rate of 34%. Prior to January 2005, the Company was treated as a partnership for federal income tax purposes. Thus, the three months ended June 30, 2004 included no provision for income taxes. See Note 9 to the accompanying interim financial statements for the proforma effect on income taxes assuming the Company had been subject to income taxes in 2004.

Net Income: Net income decreased $575,000 to a loss of $40,000 in the three months ended June 30, 2005 from net income of $535,000 during the first three months of 2004.

The rate of inflation had no material effect on operations for the three months ended June 30, 2005 or 2004.

COMPARISON OF THE SIX MONTHS ENDED JUNE 30, 2005 TO THE SIX MONTHS ENDED JUNE 30, 2004.

Revenue: For the six months ended June 30, 2005, net patient service revenue increased $2,570,000 to $7,616,000, a 50% increase over the same period in 2004. The increase was mainly attributable to a maturation and expansion of our business development efforts in markets that were started in early 2004. Those efforts led to a sizeable increase in the number of patient episodes that were serviced during the first half of 2005.

Gross Profit: Gross profit margin decreased to 65.3% for the six months ended June 30, 2005 from 65.8% for the six months ended June 30, 2004. This .5% decrease was caused by second quarter growth issues described in the aforementioned section on the results from the three months ended June 30, 2005.

Selling, General and Administrative Expenses: For the six months ended June 30, 2005, selling, general and administrative expenses increased approximately $1,766,000 to $4,200,000 over the same period in 2004. This 72% increase was directly attributable to increases in salary and benefits paid to business development and clinical management staff hired to procure and process the growing patient census at each of our branches. Additional corporate resources were also hired to support our growing local operations and to advise our management team regarding the Company's entrance into the public market.

Operating Income: As a result of the foregoing, operating income decreased over $115,000, or 13% to $770,000 for the six months ended June 30, 2005 from $885,000 for the six months ended June 30, 2004.

Other Income (Expense): Interest expense dropped by nearly 25% during the comparative periods as the Company's debt structure was reduced through the repayment of related party advances at the beginning of the second quarter. In January 2004, the Company acquired software and other assets that were later determined to be unsuitable for their intended purpose and to possess little, if any, future benefit. Accordingly, the full acquisition cost of $347,000 was written off during the quarter ended March 31, 2004 as other expense.

Income Taxes: Income tax expense for the six months ended June 30, 2005 was $260,000 and consisted of estimated taxable income at an effective tax rate of 34%. Prior to January 2005, the Company was treated as a partnership for federal income tax purposes. Thus, the six months ending June 30, 2004 included no provision for income taxes. See Note 9 to the accompanying interim financial statements for the proforma effect on income taxes assuming the Company had been subject to income taxes in 2004.

Net Income: Net income decreased $25,000 to $490,000 in the six months ended June 30, 2005 from $515,000 during the first six months of 2004.

The rate of inflation had no material effect on operations for the six months ended June 30, 2005 or 2004.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents increased by $280,000 to approximately $704,000 at June 30, 2005 from $424,000 at June 30, 2004. At June 30, 2005, working capital was $827,000, an increase of approximately $277,000 over June 30, 2004.

The Company provided net cash from operating activities of $1,080,000 during the six months ended June 30, 2005, up from $710,000 for the same period in 2004. The 2005 operating cash resulted from $490,000 in net income during the period plus approximately $590,000 in positive cash flows from increases in advances from third-party payors, income tax obligations and accrued expenses. As a whole, changes in other segments of current assets and liabilities had offsetting impact on operating cash flows during the six months ended June 30, 2005. The 2004 operating cash resulted principally from $515,000 in net income during the period. As a whole, changes in other segments of current assets and liabilities had approximately $152,000 of negative impact on operating cash flows during the six months ended June 30, 2004.

Cash outflows from investing activities totaled $255,000 and $455,000, respectively, for the six months ended June 30, 2005 and 2004. Investing activity in both periods consisted of equipment purchases and advances to affiliates.

Cash used in financing activities totaled $330,000 for the six months ended June 30, 2005 and consisted of repayments on related party advances and payments on long-term debt and capital leases. The cash flow statement for June 30, 2005 does not reflect a non-cash transaction of approximately $100,000 in which the Company financed the purchase of certain phone equipment under two capital leases. Net cash used in financing activities totaled $40,000 for the same six month period in 2004, consisting of proceeds from related party advances less cash distributions.

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

OFF-BALANCE SHEET ARRANGEMENTS

The Company had not entered into any material off-balance sheet arrangements as of June 30, 2005 and 2004.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of June 30, 2005 and 2004, the Company had no investments that were subject to material market risk and had no debt or credit facilities that were interest rate sensitive.

ITEM 4. CONTROLS AND PROCEDURES

We carried out an evaluation, under the supervision and with the participation of our management, including our President and Chief Executive Officer along with our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of our second fiscal quarter of 2005 pursuant to Exchange Act Rule 13a-15(b). Based upon that evaluation, our President and Chief Executive Officer along with our Chief Financial Officer concluded, subject to the following paragraph, that our disclosure controls and procedures were effective.

In our Report on Form 10-QSB for the quarter ended March 31, 2005, we disclosed certain deficiencies with respect to the Company's software program for tracking revenue and accounts receivable. During the period of this report, management implemented several measures to address those deficiencies, including the implementation of new software programs and systems that process revenues and accounts receivable. In addition, the Company expanded the size of its financial staff through the employment of a controller. As a result of taking these corrective actions, management believes that the deficiencies identified have been remediated, enabling our Chief Executive Officer and Chief Financial Officer to conclude that as of the date of this report, our disclosure controls and procedures were effective in timely alerting them to material information to be included in this quarterly report.

Except for the corrective measures set forth above, there have been no changes in our internal control over financial reporting identified in connection with our evaluation that occurred during the second quarter of 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Debentures.

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

See Exhibit Index for a description of the documents that are filed as Exhibits to this report on Form 10-Q or incorporated by reference herein.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

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