Form 10QSB
period 2005-09-30
FAMILY HOME HEALTH SERVICES, INC.
filed 2005-11-14
CIK 1142336

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[x] QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005

[ ] TRANSITION REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _________ to _________

                        FAMILY HOME HEALTH SERVICES INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                                     NEVADA
                 (STATE OR OTHER JURISDICTION OF INCORPORATION)

        000-32887                                        02-0718322
(COMMISSION FILE NUMBER)                    (I.R.S. EMPLOYER IDENTIFICATION NO.)

                            801 WEST ANN ARBOR TRAIL
                                    SUITE 200
                               PLYMOUTH, MICHIGAN
                                      48170
               (ADDRESS OF PRINCIPAL EXECUTIVE OFFICE) (ZIP CODE)

                                 (734) 414-9990
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes   X  No
                                       -----    -----

Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Exchange Act). Yes       No   X
                                                -----    -----

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act) Yes       No   X
                                    -----    -----

Number of shares of Registrant's shares of beneficial interest outstanding as of September 30, 2005.

                                   26,615,854

                                TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

        Consolidated Balance Sheets as of September 30, 2005
           (unaudited), December 31, 2004 and September 30, 2004
           (unaudited)                                                               3

        Consolidated Statements of Operations for the three and nine months ended
           September 30, 2005 and 2004                                               4

        Consolidated Statements of Cash Flows for the nine months
           ended September 30, 2005 and 2004                                         5

        Notes to Consolidated Interim Financial Statements                          6-10

Item 2. Management's Discussion and Analysis of Financial Condition and
           Results of Operations                                                    10-14

Item 3. Quantitative and Qualitative Disclosures About Market Risk                   14

Item 4. Controls and Procedures                                                      15

PART II. OTHER INFORMATION

Item 1. Legal Proceedings                                                            15

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds                  15

Item 3. Defaults upon Senior Debentures                                              16

Item 4. Submission of Matters to a Vote of Security Holders                          16

Item 5. Other Information                                                            16

Item 6. Exhibits                                                                     28

PART I. -- FINANCIAL INFORMATION

                        FAMILY HOME HEALTH SERVICES, INC.


                           CONSOLIDATED BALANCE SHEETS

                                                                     (UNAUDITED)                         (UNAUDITED)
                                                                    SEPTEMBER 30,      DECEMBER 31,     SEPTEMBER 30,
                                                                        2005              2004              2004
                                                                    -------------     -------------     -------------
                              ASSETS
CURRENT ASSETS
  Cash and cash equivalents                                         $     342,318     $     209,088     $     160,213
  Accounts receivable                                                   1,652,567         1,782,127         1,523,597
  Current portion of advances to affiliates                                90,645           200,000           200,000
  Prepaid expenses and other current assets                               181,018           177,562            24,026
                                                                    -------------     -------------     -------------

TOTAL CURRENT ASSETS                                                    2,266,548         2,368,777         1,907,836

Advances to affiliates, net of current portion                                 --           141,931            89,019

Net property and equipment                                                735,397            37,549            98,366

Goodwill                                                                1,250,000                --                --

Other assets                                                              145,685            23,042            11,955
                                                                    -------------     -------------     -------------

TOTAL ASSETS                                                        $   4,397,630     $   2,571,299     $   2,107,176
                                                                    =============     =============     =============

                 LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                                                  $     259,887     $     361,748     $     208,794
  Current portion of long-term debt                                       369,244            46,295            44,561
  Current portion of capital lease obligation                              44,940                --                --
  Accrued compensation                                                    470,978           209,669           160,000
  Accrued expenses                                                        345,976           250,000           182,000
  Income taxes payable                                                    203,000                --                --
  Advances from third-party payors                                        465,650           281,666           381,234
  Advances from related party                                                  --           300,000           300,000
  Advances from affiliate                                                  32,684            21,034            21,034
                                                                    -------------     -------------     -------------

TOTAL CURRENT LIABILITIES                                               2,192,359         1,470,412         1,297,623

Long-term debt, net of current portion                                    131,193           167,478           180,405

Capital lease obligation, net of current portion                          180,337                --                --
                                                                    -------------     -------------     -------------

TOTAL LIABILITIES                                                       2,503,889         1,637,890         1,478,028

STOCKHOLDERS' EQUITY
  Common stock, $.001 par value; authorized 50,000,000 shares,
    issued and outstanding 26,615,854 shares                               26,616                --                --
  Additional paid-in capital                                              599,834               200               200
  Retained earnings                                                     1,267,291           933,209           628,948
                                                                    -------------     -------------     -------------

TOTAL STOCKHOLDERS' EQUITY                                              1,893,741           933,409           629,148
                                                                    -------------     -------------     -------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                          $   4,397,630     $   2,571,299     $   2,107,176
                                                                    =============     =============     =============


The accompanying notes are an integral part of these interim financial statements.

                       FAMILY HOME HEALTH SERVICES, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                                   (UNAUDITED)
                                                  ------------------------------------------------------------------------------
                                                            THREE MONTHS ENDED                       NINE MONTHS ENDED
                                                  ------------------------------------------------------------------------------
                                                   SEPTEMBER 30,         SEPTEMBER 30,       SEPTEMBER 30,        SEPTEMBER 30,
                                                       2005                  2004               2005                  2004
                                                  ---------------      ---------------      ---------------      ---------------
REVENUE
    Net Medicare patient service revenue          $     3,678,178      $     2,792,352      $    11,012,730      $     7,606,788
    Management fee income and other revenues              210,181              108,030              492,144              341,137
                                                  ---------------      ---------------      ---------------      ---------------

TOTAL REVENUE                                           3,888,359            2,900,382           11,504,874            7,947,925

Cost of services sold                                   1,491,982            1,078,374            4,136,444            2,803,997
                                                  ---------------      ---------------      ---------------      ---------------

GROSS PROFIT                                            2,396,377            1,822,008            7,368,430            5,143,928

Selling, general and administrative expenses            2,571,377            1,616,393            6,771,826            4,050,610
                                                  ---------------      ---------------      ---------------      ---------------

OPERATING INCOME (LOSS)                                  (175,000)             205,615              596,604            1,093,318

OTHER INCOME (EXPENSE)
    Loss on disposal                                           --                   --                   --             (347,000)
    Interest expense                                      (13,468)             (15,091)             (33,272)             (40,028)
                                                  ---------------      ---------------      ---------------      ---------------

INCOME (LOSS) BEFORE INCOME TAXES (CREDIT)               (188,468)             190,524              563,332              706,290

Income tax expense (credit)                               (57,000)                  --              203,000                   --
                                                  ---------------      ---------------      ---------------      ---------------

NET INCOME (LOSS)                                 $      (131,468)             190,524      $       360,332              706,290
                                                  ===============                           ===============

Amount to reflect proforma income tax expense
    for change in tax status                                                        --                                   240,000
                                                                       ---------------                           ---------------

PROFORMA NET INCOME AFTER INCOME TAXES FOR
    CHANGE IN TAX STATUS                                               $       190,524                           $       466,290
                                                                       ===============                           ===============


BASIC EARNINGS PER SHARE:
    Weighted average shares outstanding                26,372,000           26,372,000           26,372,000           26,372,000
    NET INCOME (LOSS) PER SHARE                   $         (0.00)     $          0.01      $          0.01      $          0.02
                                                  ===============      ===============      ===============      ===============

The accompanying notes are an integral part of these interim financial statements.

                        FAMILY HOME HEALTH SERVICES, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                                                        (UNAUDITED)
                                                                                            ------------------------------------
                                                                                              NINE MONTHS           NINE MONTHS
                                                                                                 ENDED                ENDED
                                                                                              SEPTEMBER 30,        SEPTEMBER 30,
                                                                                                  2005                2004
                                                                                            ---------------      ---------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                                                  $       360,332      $       706,290
Adjustments to reconcile net income to net cash provided by operating activities
        Depreciation and amortization                                                                41,861               24,697
        Loss on disposal of software and other assets                                                    --              347,000
        Changes in assets and liabilities that provided (used) cash, net of acquisition
              Accounts receivable                                                                   423,563             (728,005)
              Prepaid expenses and other current assets                                              40,266               14,892
              Other assets                                                                         (115,143)                (947)
              Accounts payable                                                                     (243,735)              61,029
              Advances from third-party payors                                                      183,984              162,048
              Income taxes payable                                                                  203,000                   --
              Accrued expenses and other current liabilities                                        168,309               86,910
                                                                                            ---------------      ---------------

NET CASH PROVIDED BY OPERATING ACTIVITIES                                                         1,062,437              673,914
                                                                                            ---------------      ---------------

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment                                                                (245,799)            (204,307)
Purchase of subsidiary, net of cash acquired                                                       (215,966)                  --
Advances to affiliates                                                                              (55,071)            (289,019)
                                                                                            ---------------      ---------------

NET CASH USED IN INVESTING ACTIVITIES                                                              (516,836)            (493,326)
                                                                                            ---------------      ---------------

CASH FLOWS FROM FINANCING ACTIVITIES
Capital contributions                                                                                    --                  100
Repayments on long-term debt                                                                        (96,238)             (22,034)
Repayments on capital lease                                                                         (16,133)                  --
(Repayments on) net advances from related-party                                                    (300,000)             175,000
Repayments on net advances from affiliate                                                                --             (112,560)
Dividends paid                                                                                           --             (270,000)
                                                                                            ---------------      ---------------

NET CASH USED IN FINANCING ACTIVITIES                                                              (412,371)            (229,494)
                                                                                            ---------------      ---------------


INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                                    133,230              (48,906)
Cash and cash equivalents, beginning of period                                                      209,088              209,119
                                                                                            ---------------      ---------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                                    $       342,318      $       160,213
                                                                                            ===============      ===============

The accompanying notes are an integral part of these interim financial statements.

NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Family Home Health Services Inc. and, beginning July 1, 2005, its wholly owned subsidiary FHHS, LLC, a Michigan limited liability company (collectively, the "Company"), have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals with the exception of the loss referred to in Note 10) considered necessary for a fair presentation have been included.

Operating results for the nine months ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. The Company's business normally experiences some seasonality in its operations. In general, operating income tends to be lower in the second and third quarters due to the seasonality of the senior population in the Company's South Florida markets. For further information, refer to the financial statements and footnotes included in the Company's Current Report on Form 8-K/A filed on August 15, 2005 which contained audited financial statements for the year ended December 31, 2004 and the four months ended December 31, 2003.

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

NOTE 3 - RECLASSIFICATION

Certain amounts in the September 30, 2004 unaudited financial statements have been reclassified to conform to the classifications used in the current period.

NOTE 4 - COMMITMENTS

Employment Agreement: The Company had an employment agreement with a regional clinical manager that extended through January 2009. The employment agreement specified a base salary and contained a covenant not-to-compete that extended through a period up to five years after the expiration or termination of the employment agreement. Effective May 2005, that agreement was terminated by mutual consent of both parties. All future compensation and payments under the resulting termination agreement have been accrued as of September 30, 2005.

NOTE 5 - LEGAL MATTERS

The Company is involved in litigation and regulatory investigations arising in the normal course of conducting its business. After consultation with legal counsel, management estimates that these matters will be resolved without material adverse effect on the Company's future financial position, results of operations or cash flows.

NOTE 6 - RECAPITALIZATION

Prior to January 17, 2005, the Company was an inactive public shell company formerly known as Myocash, Inc. On January 17, 2005, Family Home Health Services, LLC (the "LLC") completed a reverse acquisition with the Company. The newly combined company issued an aggregate of 20,000,000 shares of its common stock to the members of the LLC in exchange for all of the members' outstanding membership interests in the LLC. Also in connection with the transaction, the Company's former sole shareholder transferred an aggregate of 4,050,000 shares of common stock to the former members of the LLC for no additional consideration. Concurrent with the above transactions, the former members of the LLC became officers of the Company (the former members of the LLC were appointed to the Board of Directors of the Company in November 2004). For accounting purposes, the transaction has been treated as a recapitalization of the Company with the LLC as the acquirer (i.e., a reverse acquisition). Since the transaction is considered a recapitalization and not a business combination for accounting purposes, no pro forma information (other than shown in Note 9) is presented. If the pro forma information were presented, however, the results would essentially be the same as reported in Note 9 since Myocash, Inc. had virtually no activity. The Company expects that its shares will begin trading on the OTCBB stock exchange during the next six months.

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

accordingly, only basic earnings per share are disclosed. For the nine months ended September 30, 2005 and 2004, the weighted average number of shares outstanding used to calculate earnings per share was 26,372,000 (see Note 9).

NOTE 9 - PRO FORMA FINANCIAL INFORMATION

Assuming the Company was subject to income taxes at a 34% rate and assuming an equivalent number of common shares outstanding, pro forma operating results for the nine months ended September 30, 2004 are as follows:

Net income for the nine months ended September 30, 2004                $ 706,290
   Pro forma income taxes                                               (240,000)
                                                                       ---------
   Pro forma net income                                                $ 466,290
                                                                       =========
Basic earnings per share:
   Weighted average shares outstanding                    26,372,000
   Pro forma net income per share                                      $    0.02
                                                                       =========

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

NOTE 11 - SEGMENT INFORMATION

The Company currently operates in one business segment defined by management as providing home health care services to Medicare eligible patients.

NOTE 12 - BUSINESS COMBINATION

On July 1, 2005, the Company acquired 100% of the outstanding interest in FHHS, LLC, a Michigan limited liability company ("FHHS"). FHHS is a provider of home healthcare services for both Medicare and private pay patients, primarily in Southeastern Michigan. The acquisition was executed by separate purchase agreements with each of the two selling groups, one of which is affiliated.

Under the first agreement, the Company paid $800,000 for the interest acquired, consisting of $100,000 in cash and the issuance of common stock having a value of $300,000 to each of its two main shareholders and officers in consideration of the Company's acquisition from them of one-half of the outstanding interest in FHHS, LLC. The Board of Directors determined, based on similar transactions in the industry and the Company's current earnings, that the Company's common stock had a value of $1.64 per share. As such, the Board of Directors authorized the issuance of 182,927 shares to each seller. In aggregate, the acquisition of the first 50% interest totaled $200,000 in cash plus 365,854 shares of common stock having a total value of $600,000 at the date of acquisition.

The remaining 50% interest was acquired from nonaffiliated third parties under a second purchase agreement totaling $450,000. The purchase price was funded by a term note with approximately $67,000 due at closing and twelve monthly payments of $33,308, including interest at 8%, starting September 1, 2005.

The following table summarizes the estimated fair values of the underlying tangible and intangible assets acquired and the liabilities assumed at the date of acquisition.

Assets acquired (rounded to the nearest thousand):
   Cash and accounts receivable                      $  345,000
   Other assets                                          44,000
   Intangible assets                                     10,000
   Goodwill                                           1,250,000
                                                     ----------
   Total assets                                      $1,649,000
Liabilities assumed and accrued                        (399,000)
                                                     ----------
Net assets acquired                                  $1,250,000
                                                     ==========

The following supplemental pro forma information presents the combined operating results of the Company and FHHS as if the acquisition had occurred at the beginning of periods presented. The pro forma information is based on the historical financial statements of the Company and FHHS. Amounts are not necessarily indicative of the results that may have been obtained had the combinations been in effect at the beginning of the periods presented or that may be achieved in the future.

                                         Nine Months Ended September 30,
                                         -------------------------------
                                                 2005         2004
                                             -----------   ----------
   Pro forma net revenues                    $12,270,000   $8,728,000
   Pro forma net income                      $   478,000   $  818,000

Basic earnings per share:
   Pro forma net income                      $      0.02   $     0.04
                                             ===========   ==========
   Weighted average shares outstanding        26,372,000

NOTE 13 - GOODWILL AND INTANGIBLE ASSETS

The Company accounts for its business combinations in accordance with SFAS No. 141, "Business Combinations," which requires that the purchase method of accounting be applied to all business combinations and addresses the criteria for initial recognition of intangible assets and goodwill. In accordance with SFAS No. 142, goodwill and other intangible assets with indefinite lives are not amortized but are tested for impairment on an annual basis, or more frequently if circumstances indicate the possibility of impairment. If the carrying value of goodwill or an intangible asset exceeds its fair value, an impairment loss shall be recognized.

The Company's goodwill impairment test is conducted at the "reporting unit" level and compares each reporting unit's fair value to its carrying value. The Company has determined that its subsidiaries are reporting units under SFAS No.
142. The basis for the measurement of
fair value of each subsidiary is a combination of methods, including but not limited to discounted cash flows and earnings multiples. For all periods presented, the Company's tests indicate that no impairment exists and, accordingly, no loss has been recognized.

NOTE 14 - SUBSEQUENT EVENTS

Share Repurchase

On November 10, 2005, the Company's Board of Directors authorized the repurchase of 160,000 shares of its outstanding common stock from each of its two principal shareholders and officers. In the absence of a current trading market, the purchase price was determined to be $1.64 based on the same valuation analysis used in connection with the July 1, 2005 business acquisition involving the same shareholders and officers (Note 12). The aggregate purchase price of the resulting treasury shares totaled $524,800 and was funded through the issuance of promissory notes to Messrs. Ruark and Pilkington. The terms of the notes had not been finalized as of the date of this filing.

Secured Borrowing

On November 10, 2005, the Company obtained a revolving line of credit in the maximum amount of $1.3 million to support working capital needs. Interest on borrowings, which are limited to 70% of eligible accounts receivable, will be charged at the prime rate plus 0.50%. Borrowings will be collateralized by substantially all assets of the Company and the personal guarantees of the Company's two principal officers/shareholders.

The Credit Agreement contains customary covenants, including minimum levels of tangible net worth and a fixed charge coverage ratio.

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

     -    competition for other home heath care providers;

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

Revenue adjustments result from differences between estimated and actual reimbursement amounts, an inability to obtain appropriate billing documentation or authorizations acceptable to the payor, and other reasons unrelated to credit risk. Revenues are reported net of such adjustments which are deducted from gross accounts receivable. These revenue adjustments are based on significant assumptions and judgments that are determined by Company management based on historical trends and other pertinent factors. Third party settlements resulting in recoveries are recognized as net revenues in the period in which the funds are received.

RESULTS OF OPERATIONS

COMPARISON OF THE THREE MONTHS ENDED SEPTEMBER 30, 2005 TO THE THREE MONTHS ENDED SEPTEMBER 30, 2004.

Revenue: For the three months ended September 30, 2005, net patient service revenue increased $885,000 to $3,680,000, a 32% increase over the same period in 2004. The increase was mainly attributable to a maturation and expansion of our business development efforts in markets that were started in early 2004. A July 1st business acquisition also contributed $465,000 in net Medicare revenue and $120,000 in other non-Medicare patient revenue. Those combined efforts led to a steady increase in the number of patient episodes that were serviced during the third quarter of 2005.

Gross Profit: Gross profit margin decreased to 61.6% for the three months ended September 30, 2005 from 62.8% for the three months ended September 30, 2004. This decrease was mainly attributable to lower utilization of new salaried clinical staff that have been added to service the Company's rapid growth.

Selling, General and Administrative Expenses: For the three months ended September 30, 2005, selling, general and administrative expenses increased approximately $955,000 to $2,570,000 over the same period in 2004. This 60% increase was directly attributable to increases in salary and benefits paid to business development and clinical management staff hired to procure and process the growing patient census at each of our branches. Additional corporate resources were also hired to support our growing local operations and to advise our management team regarding the Company's entrance into the public market.

Operating Income: As a result of the foregoing, operating income decreased over $380,000, or 185% to a $175,000 operating loss for the three months ended September 30, 2005 from operating income of $205,000 for the three months ended September 30, 2004.

Other Income (Expense): For the three months ended September 30, 2005, interest expense decreased by over 10% compared to the same period in 2004 despite a net increase in debt of $200,000. The decrease in interest was mainly attributable to the replacement of prior debt with instruments having more favorable rates.

Income Taxes: Income tax credits for the three months ended September 30, 2005 were $57,000 and consisted of estimated taxable losses at an effective tax rate of 34%. Prior to January 2005, the Company was treated as a partnership for federal income tax purposes. Thus, the three months ending September 30, 2004 included no provision for income taxes. See Note 9 to the accompanying interim consolidated financial statements for the pro forma effect on income taxes assuming the Company had been subject to income taxes in 2004.

Net Income: Net income decreased $320,000 to a loss of $130,000 in the three months ended September 30, 2005 from net income of $190,000 during the first three months of 2004.

The rate of inflation had no material effect on operations for the three months ended September 30, 2005 or 2004.

COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 30, 2005 TO THE NINE MONTHS ENDED SEPTEMBER 30, 2004.

Revenue: For the nine months ended September 30, 2005, net patient service revenue increased $3,400,000 to $11,000,000, a 45% increase over the same period in 2004. The increase was mainly attributable to a maturation and expansion of our business development efforts in markets that were started in early 2004. A third quarter acquisition also contributed to this increase. Those combined efforts led to a sizeable increase in the number of patient episodes that were serviced during the first three quarters of 2005.

Gross Profit: Gross profit margin decreased to 64.0% for the nine months ended September 30, 2005 from 64.7% for the nine months ended September 30, 2004. This ..7% decrease was caused by growth issues described in the aforementioned section on the results from the three months ended September 30, 2005.

Selling, General and Administrative Expenses: For the nine months ended September 30, 2005, selling, general and administrative expenses increased approximately $2,720,000 to $6,770,000 over the same period in 2004. This 67% increase was directly attributable to increases in salary and benefits paid to business development and clinical management staff hired to procure and process the growing patient census at each of our branches. Additional corporate resources were also hired to support our growing local operations and to advise our management team regarding the Company's entrance into the public market.

Operating Income: As a result of the foregoing, operating income decreased nearly $500,000, or 45% to $600,000 for the nine months ended September 30, 2005 from $1,100,000 for the nine months ended September 30, 2004.

Other Income (Expense): Interest expense dropped by nearly 17% during the comparative periods as the Company's debt structure was reduced through the repayment of related party advances at the beginning of the second quarter. Overall debt levels were not increased again until the beginning of the third quarter. In January 2004, the company acquired software and other assets that were later determined to be unsuitable for their intended purpose and to possess little, if any, future benefit. Accordingly, the full acquisition cost of $347,000 was written off during the quarter ended March 31, 2004 as other expense.

Income Taxes: Income tax expense for the nine months ended September 30, 2005 was $203,000 and consisted of estimated taxable income at an effective tax rate of 34%. Prior to January 2005, the Company was treated as a partnership for federal income tax purposes. Thus, the six months ending September 30, 2004 included no provision for income taxes. See Note 9 to the accompanying interim financial statements for the pro forma effect on income taxes assuming the Company had been subject to income taxes in 2004.

Net Income: Net income decreased $350,000 to $360,000 during the nine months ended September 30, 2005 from 710,000 during the first nine months of 2004.

The rate of inflation had no material effect on operations for the nine months ended September 30, 2005 or 2004.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents increased by $180,000 to approximately $340,000 at September 30, 2005 from $160,000 at September 30, 2004. At September 30, 2005, working capital was $74,000, a decrease of approximately $535,000 over September 30, 2004. This decrease was due in large part to acquisition indebtedness that is all due within the next twelve months (Note #12).

The Company provided net cash from operating activities of $1,060,000 during the nine months ended September 30, 2005, up from $675,000 for the same period in 2004. The 2005 operating cash resulted from $360,000 in net income during the period plus approximately $600,000 in positive cash flows from increases in advances from third-party payors and collections on accounts receivable. As a whole, changes in all other segments of current assets and liabilities created $100,000 in operating cash flows during the nine months ended September 30, 2005. The 2004 operating cash resulted principally from $705,000 in net income during the period. As a whole, changes in other segments of current assets and liabilities had approximately $30,000 of positive impact on operating cash flows during the nine months ended September 30, 2004.

Cash outflows from investing activities totaled $515,000 and $495,000, respectively, for the nine months ended September 30, 2005 and 2004. Current period activity included approximately $150,000 for the net cash paid for a third quarter acquisition. Investing activity in both periods consisted of equipment purchases and advances to affiliates.

Cash used in financing activities totaled $415,000 for the nine months ended September 30, 2005 and consisted of repayments on related party advances and payments on long-term debt and capital leases. The cash flow statement for September 30, 2005 does not reflect a non-cash transaction of approximately $240,000 in which the Company financed the purchase of phone equipment and furniture under three capital leases. Net cash used in financing activities totaled $230,000 for the same nine month period in 2004, consisting of proceeds from related party advances less cash distributions and repayments of advances from affiliates.

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

OFF-BALANCE SHEET ARRANGEMENTS

The Company had not entered into any material off-balance sheet arrangements as of September 30, 2005 and 2004.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of September 30, 2005 and 2004, the Company had no investments that were subject to material market risk and had no debt or credit facilities that were interest rate sensitive.

ITEM 4. CONTROLS AND PROCEDURES

We carried out an evaluation, under the supervision and with the participation of our management, including our President and Chief Executive Officer along with our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of our third fiscal quarter of 2005 pursuant to Exchange Act Rule 13a-15(b). Based upon that evaluation, our President and Chief Executive Officer along with our Chief Financial Officer concluded, subject to the following paragraph, that our disclosure controls and procedures were effective.

In our Report on Form 10-QSB for the quarter ended March 31, 2005, we disclosed certain deficiencies with respect to the Company's software program for recording revenue and accounts receivable. At that time, management implemented several measures to address those deficiencies, including the implementation of new software programs and systems that process revenues and accounts receivable. In addition, the Company expanded the size of its financial staff through the employment of a controller. As a result of these corrective actions, management believes that the deficiencies identified have been remediated, enabling our Chief Executive Officer and Chief Financial Officer to conclude that as of the date of this report, our disclosure controls and procedures were effective in timely alerting them to material information to be included in this quarterly report.

Except for the corrective measures set forth above, there have been no changes in our internal controls during the third quarter of 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Share Repurchases

On November 10, 2005, the Company's Board of Directors authorized the repurchase of 160,000 shares of its outstanding common stock from each of Messrs. Kevin Ruark and James Pilkington, both of whom are directors, officers and significant shareholders of the Company. In the absence of a current trading market, the purchase price was determined to be $1.64 based on the same valuation analysis used in connection with the July 1, 2005 share issuances to the same shareholders and officers as part of the Company's acquisition from them of one-half of the outstanding interest in FHHS, LLC, a Michigan limited liability company. Under that July 1, 2005 agreement, the Company paid $100,000 in cash and issued common stock having a value of $300,000 to each of the two individual sellers. The Board of Directors determined, based on similar transactions in the industry and the Company's current earnings that the Company's common stock had a value of $1.64 per share. As such, the Board of Directors authorized the issuance of 182,927 shares to each seller.

The share repurchases from Messrs. Ruark and Pilkington were also approved by the stockholders upon written consent signed by Messrs.

Ruark and Pilkington, who collectively hold in excess of 51% of the outstanding shares of the Company.

The aggregate purchase price of the treasury shares resulting from the share repurchases totaled $524,800 and was funded by the Company through issuance of promissory notes to Messrs. Ruark and Pilkington. The terms of the notes had not been finalized as of the date of this filing.

Item 3. Defaults Upon Senior Debentures.

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

Secured Revolving Line of Credit

     On November 10, 2005, the Company, as the borrower entered into a Loan Agreement including a Master Revolving Note with Comerica Bank, as the Lender. The Loan Agreement provides for a $1.3 million secured revolving line of credit to finance the Company's working capital needs. Availability under the line of credit is limited to 70% of eligible accounts receivable. Interest is at Comerica Bank's prime rate as in effect from time to time plus 0.50%. The line of credit is collateralized by a security interest in all of the Company's assets pursuant to a Security Agreement dated November 10, 2005.

     The line of credit is also secured by the personal guaranties of Kevin R. Ruark and James Pilkington, directors and executive officers of the Company.

     The Loan Agreement contains customary affirmative covenants for this type of financing arrangement including maintenance of books and records, notice of adverse events, maintenance of insurance, payment of taxes, and no payments on any subordinated indebtedness. There are also negative covenants against acquiring fixed assets in any 12-month period in excess of $500,000, borrowing money, acting as a guarantor, subordinating any obligations, creating liens, transferring assets outside the ordinary course of business, making organizational changes and extending credit other than trade credit.

     The Company is also required to meet the following financial covenants:

          - A tangible net worth of not less than $900,000 increased by $500,000 as of the last fiscal quarter of each fiscal year; and

          -    A fixed charge coverage ratio of not less than 1.25 to 1.00.

     The Loan Agreement provides for customary events of default, including failure to pay principal, interest or fees when due, breach of covenants, termination of any guaranties of the indebtedness, transfer of a substantial portion of asset or property commencement of certain insolvency or receivership events, adverse changes in the business of the borrower and insecurity on the part of the lender.

     Upon the occurrence of an event of default, all outstanding obligations may be declared immediately due and payable.

     The foregoing is a summary of the material terms and conditions of the line of credit and not a complete discussion of that credit facility. Accordingly, the foregoing is qualified in its entirety by reference to the full text of the loan documents attached to this Current Report as Exhibit 10.2, which is incorporated herein by reference.

Amendments to Bylaws

Effective November 10, 2005, Family Home Health Services, Inc. ("the Company") Board of Directors amended and restated the Company's Bylaws. The following table sets forth a brief summary of the material provisions adopted or changed by the new Bylaws. In addition to the amendments described below, the new Bylaws include certain changes to (1) comply or be consistent with the Nevada Revised Statutes ("NRS") and (2) make various technical corrections or non-substantive changes. The foregoing and the summary that follows are not intended to be complete, and are qualified in their entirety by reference to the full text of the Bylaws dated November 10, 2005 included as Exhibit 3.2 hereto and incorporated herein by reference.

BYLAW
PROVISION        PROVISION, AS AMENDED                  FORMER PROVISION
--------------   ------------------------------------   ------------------------
Special          Except as otherwise provided by law,   No comparable provision.
Meetings         special meetings of the stockholders
                 of the corporation shall be held
                 whenever called by the chairman of
                 the corporation or by a majority of
                 the Board of Directors and shall be
                 called by the president or secretary
                 upon the order of the Board. No
                 business shall be acted upon at a
                 special meeting of stockholders
                 except as set forth in the notice of
                 the meeting.

Notice of        In the case of an annual meeting,      No comparable provision
Shareholder      subject to Section 5.3 below, any
Meetings         proper business may be presented for
                 action, except that (a) if a
                 proposed plan of merger, conversion
                 or exchange is submitted to a vote,
                 the notice of the meeting must state
                 that the purpose, or one of the

                 purposes, of the meeting is to
                 consider the plan of merger,
                 conversion or exchange and must
                 contain or be accompanied by a copy
                 or summary of the plan and (b) if a
                 proposed action creating dissenters'
                 rights is to be submitted to a vote,
                 the notice of the meeting must state
                 that the stockholders are or may be
                 entitled to assert dissenters'
                 rights under NRS 92A.300 to 92A.500,
                 inclusive, and be accompanied by a
                 copy of those sections.

Advanced         Nominations of persons for election    No comparable provision.
Notice of        to the Board of Directors shall be
Stockholder      made pursuant to timely notice in
Nominees         writing to the secretary of the
                 corporation. To be timely, a
                 stockholder's notice must be
                 delivered to or mailed and received
                 at the principal executive offices
                 of the corporation not less than
                 forty-five (45) days prior to the
                 anniversary of the date on which the
                 corporation first mailed proxy
                 materials for the prior year's
                 annual meeting; provided, however,
                 that if the corporation's annual
                 meeting of stockholders occurs on a
                 date more than thirty (30) days
                 earlier or later than the
                 anniversary of the corporation's
                 prior year's annual meeting, then
                 the corporation's Board of Directors
                 shall determine a date a reasonable
                 period prior to the corporation's
                 annual meeting of stockholders by
                 which date the stockholder's notice
                 must be delivered and shall
                 publicize such date in a filing
                 pursuant to the Securities Exchange
                 Act of

                 1934, as amended, or via press
                 release. Such publication shall
                 occur at least ten (10) days prior
                 to the deadline date for stockholder
                 nominations set by the Board of
                 Directors. Such stockholder's notice
                 shall set forth (a) as to each
                 person, if any, whom the stockholder
                 proposes to nominate for election or
                 re-election as a director: (i) the
                 name, age, business address and
                 residence address of such person,
                 (ii) the principal occupation or
                 employment of such person, (iii) the
                 class and number of shares of the
                 corporation which are beneficially
                 owned by such person, (iv) any other
                 information relating to such person
                 that is required by law to be
                 disclosed in solicitations of
                 proxies for election of directors,
                 and (v) such person's written
                 consent to being named as a nominee
                 and to serving as a director if
                 elected; and (b) as to the
                 stockholder giving the notice: (i)
                 the name and address, as they appear
                 on the corporation's books, of such
                 stockholder, and (ii) the class and
                 number of shares of the corporation
                 which are beneficially owned by such
                 stockholder, and (iii) a description
                 of all arrangements or
                 understandings between such
                 stockholder and each nominee and any
                 other person or persons (naming such
                 person or persons) relating to the
                 nomination. At the request of the
                 Board of Directors any person
                 nominated by the Board for election
                 as a director shall furnish to the
                 secretary of the corporation that
                 information required to be set forth
                 in the stockholder's notice of
                 nomination which pertains to

                 the nominee.

Advance Notice   At the annual meeting of the           No comparable provision.
of Stockholder   stockholders, only such business
Business         shall be conducted as shall have
                 been properly brought before the
                 meeting. To be properly brought
                 before an annual meeting, business
                 must be: (a) as specified in the
                 notice of meeting (or any supplement
                 thereto) given by or at the
                 direction of the Board of Directors,
                 (b) otherwise properly brought
                 before the meeting by or at the
                 direction of the Board of Directors,
                 or (c) otherwise properly brought
                 before the meeting by a stockholder.
                 Business to be brought before an
                 annual meeting by a stockholder
                 shall not be considered properly
                 brought if the stockholder has not
                 given timely notice thereof in
                 writing to the secretary of the
                 corporation. To be timely, a
                 stockholder's notice must be
                 delivered to or mailed and received
                 at the principal executive offices
                 of the corporation not less than
                 forty-five (45) days prior to the
                 anniversary of the date on which the
                 corporation first mailed proxy
                 materials for the prior year's
                 annual meeting; provided, however,
                 that if the corporation's annual
                 meeting of stockholders occurs on a
                 date more than thirty (30) days
                 earlier or later than the
                 anniversary of the corporation's
                 prior year's annual meeting, then
                 the corporation's Board of Directors
                 shall determine a date a reasonable
                 period prior to the corporation's
                 annual meeting of stockholders by
                 which date the stockholder's notice
                 must be delivered and shall

                 publicize such date in a filing
                 pursuant to the Securities Exchange
                 Act of 1934, as amended, or via
                 press release. Such publication
                 shall occur at least ten (10) days
                 prior to the deadline date for
                 stockholder nominations set by the
                 Board of Directors. A stockholder's
                 notice to the secretary shall set
                 forth as to each matter the
                 stockholder proposes to bring before
                 the annual meeting: (i) a brief
                 description of the business desired
                 to be brought before the annual
                 meeting and the reasons for
                 conducting such business at the
                 annual meeting, (ii) the name and
                 address of the stockholder proposing
                 such business, (iii) the class and
                 number of shares of the corporation,
                 which are beneficially owned by the
                 stockholder, (iv) any material
                 interest of the stockholder in such
                 business, and (v) any other
                 information that is required by law
                 to be provided by the stockholder in
                 his or her capacity as a proponent
                 of a stockholder proposal.
                 Notwithstanding anything in these
                 Bylaws to the contrary, no business
                 shall be conducted at any annual
                 meeting except in accordance with
                 the procedures set forth in this
                 Section. The chairman of the annual
                 meeting shall, if the facts warrant,
                 determine and declare at the meeting
                 that business was not properly
                 brought before the meeting and in
                 accordance with the provisions of
                 this Section, and, if he or she
                 should so determine, he or she shall
                 so declare at the meeting that any
                 such business not properly brought
                 before the meeting shall not be transacted.



                 Notwithstanding the foregoing
                 provisions of this Section 5.3, to
                 include information with respect to
                 a stockholder proposal in the proxy
                 statement and form of proxy for a
                 stockholders' meeting, stockholders
                 must provide notice as required by
                 the regulations promulgated under
                 the Securities Exchange Act of 1934,
                 as amended. Nothing in these Bylaws
                 shall be deemed to affect any rights
                 of stockholders to request inclusion
                 of proposals in the corporation
                 proxy statement pursuant to Rule
                 14a-8 under the Securities Exchange
                 Act of 1934, as amended.

Indemnity        The corporation shall, to the          No comparable provision.
                 maximum extent and in the manner
                 permitted by Section 78.751 of the
                 NRS, indemnify each of its directors
                 and officers against expenses,
                 including attorneys' fees,
                 judgments, fines and amounts paid in
                 settlement actually and reasonably
                 incurred in connection with any
                 threatened, pending or completed
                 action, suit or proceeding, whether
                 civil, criminal, administrative or
                 investigative, except an action by
                 or in the right of the corporation.
                 For purposes of this Article, an
                 "officer" or "director" of the
                 corporation includes any person (i)
                 who is or was a director or officer
                 of the corporation, (ii) is or was
                 serving at the request of the
                 corporation as a director or officer
                 of another corporation, partnership,
                 joint venture, trust or other
                 enterprise, or (iii) was a director
                 or officer of a corporation

                 which was a predecessor corporation
                 of the corporation or of another
                 enterprise at the request of such
                 predecessor corporation.

                 The corporation shall, to the
                 maximum extent permitted by Section
                 78.751 of the NRS, indemnify any
                 person who was or is a party or is
                 threatened to be made a party to any
                 threatened, pending or completed
                 action or suit by or in the right of
                 the corporation to procure a
                 judgment in its favor by reason of
                 the fact that he or she is or was a
                 director or officer of the
                 corporation, or is or was serving at
                 the request of the corporation as a
                 director or officer of another
                 corporation, partnership, joint
                 venture, trust or other enterprise,
                 or was a director or officer of a
                 corporation which was a predecessor
                 corporation of the corporation or of
                 another enterprise at the request of
                 such predecessor corporation against
                 expenses, including amounts paid in
                 settlement and attorneys' fees.

                 The corporation shall pay the
                 expenses of officers and directors
                 incurred in defending a civil or
                 criminal action, suit or proceeding
                 as they are incurred and in advance
                 of the final disposition of the
                 action, suit or proceeding, upon
                 receipt of an undertaking by or on
                 behalf of the director or officer to
                 repay the amount if it is ultimately
                 determined by a court of competent
                 jurisdiction that he or she is not
                 entitled to be indemnified by the
                 corporation.

                 The corporation shall have the
                 power, to the maximum extent and in
                 the manner permitted by Section
                 78.751 of the NRS, to indemnify each
                 of its employees and agents against
                 expenses, including attorneys' fees,
                 judgments, fines and amounts paid in
                 settlement actually and reasonably
                 incurred in connection with any
                 threatened, pending or completed
                 action, suit or proceeding, whether
                 civil, criminal, administrative or
                 investigative, except an action by
                 or in the right of the corporation.
                 For purposes of this Article, an
                 "employee" or "agent" of the
                 corporation includes any person (i)
                 who is or was an employee or agent
                 of the corporation, (ii) is or was
                 serving at the request of the
                 corporation as an employee or agent
                 of another corporation, partnership,
                 joint venture, trust or other
                 enterprise, or (iii) was an employee
                 or agent of a corporation which was
                 a predecessor corporation of the
                 corporation or of another enterprise
                 at the request of such predecessor
                 corporation.

                 The corporation shall have the
                 power, to the maximum extent and in
                 the manner permitted by Section
                 78.751 of the NRS, to indemnify any
                 person who was or is a party or is
                 threatened to be made a party to any
                 threatened, pending or completed
                 action or suit by or in the right of
                 the corporation to procure a
                 judgment in its favor by reason of
                 the fact that he, she or it is or
                 was an employee or agent of the
                 corporation, or is or was serving at
                 the request of the corporation as an

                 employee or agent of another
                 corporation, partnership, joint
                 venture, trust or other enterprise,
                 or was an employee or agent of a
                 corporation which was a predecessor
                 corporation of the corporation or of
                 another enterprise at the request of
                 such predecessor corporation against
                 expenses, including amounts paid in
                 settlement and attorneys' fees.

                 The indemnification provided by this
                 Article shall not be deemed
                 exclusive of any other rights to
                 which those seeking indemnification
                 may be entitled under the Articles
                 of Incorporation, any Bylaw,
                 agreement, vote of stockholders or
                 disinterested directors or
                 otherwise, both as to action in an
                 official capacity and as to action
                 in another capacity while holding
                 such office.

                 To the extent that a director,
                 officer, employee or agent of the
                 corporation has been successful on
                 the merits or otherwise in defense
                 of any action, suit or proceeding
                 referred to in subsections 1 and 2
                 of Section 78.751 of the NRS, or in
                 defense of any claim, issue or
                 matter therein, he, she or it must
                 be indemnified by the corporation
                 against expenses, including
                 attorneys' fees, actually and
                 reasonably incurred by him, her or
                 it in connection with the defense.

                 The indemnification and advancement
                 of expenses authorized in or ordered
                 by a court pursuant to Section
                 78.751 of the NRS continues for a
                 person who has ceased to be a
                 director, officer,

                 employee or agent and inures to the
                 benefit of the heirs, executors and
                 administrators of such a person.

                 The corporation shall have the
                 power, to the maximum extent and in
                 the manner permitted by Section
                 78.752 of the NRS, to purchase and
                 maintain insurance or make other
                 financial arrangements on behalf of
                 any person who is or was a director,
                 officer, employee or agent of the
                 corporation, or is or was serving at
                 the request of the corporation as a
                 director, officer, employee or agent
                 of another corporation, partnership,
                 joint venture, trust or other
                 enterprise, or was a director,
                 officer, employee or agent of a
                 corporation which was a predecessor
                 corporation of the corporation or of
                 another enterprise at the request of
                 such predecessor corporation for any
                 liability asserted against him and
                 liability and expenses incurred by
                 him in his capacity as a director,
                 officer, employee or agent, or
                 arising out of his status as such,
                 whether or not the corporation has
                 the authority to indemnify him
                 against such liability and expenses.

                 The provisions of this Article 29
                 relating to indemnification shall
                 constitute a contract between the
                 corporation and each of its
                 directors and officers which may be
                 modified as to any director or
                 officer only with that person's
                 consent or as specifically provided
                 in this Section. Notwithstanding any
                 other provision of these Bylaws
                 relating to their amendment
                 generally, any repeal or

                 amendment of this Article 29 which
                 is adverse to any director or
                 officer shall apply to such director
                 or officer only on a prospective
                 basis and shall not limit the rights
                 of such director or officer to
                 indemnification with respect to any
                 action or failure to act occurring
                 prior to the time of such repeal or
                 amendment. Notwithstanding any other
                 provision of these Bylaws
                 (including, without limitation,
                 Article 34 below), no repeal or
                 amendment of these Bylaws shall
                 affect any or all of this Article 29
                 so as to limit or reduce the
                 indemnification in any manner unless
                 adopted by (a) the unanimous vote of
                 the directors of the corporation
                 then No comparable provision.
                 serving or (b)by the stockholders as
                 set forth in Article 34 below;
                 provided that no such amendment
                 shall have a retroactive effect
                 inconsistent with the preceding
                 sentence.

Item 6. Exhibits.

See Exhibit Index for a description of the documents that are filed as Exhibits to this report on Form 10-QSB or incorporated by reference herein.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there under duly authorized.

                                        FAMILY HOME HEALTH SERVICES INC.


Date: November 14, 2005                 /s/ Kevin R. Ruark
                                        ----------------------------------------
                                        By: Kevin R. Ruark
                                        Its: Chief Executive Officer and
                                             President


                                        /s/ James Mitchell
                                        ----------------------------------------
                                        By: James Mitchell
                                        Its: Chief Financial Officer and
                                             Treasurer

                                  EXHIBIT INDEX

EXHIBIT
  NO.      DESCRIPTION
-------    -----------

 3.2       Bylaws of Family Home Health Services, Inc. (as amended and restated)
           November 10, 2005

10.1       Loan Agreement between Family Home Health Services, Inc. and Comerica
           Bank with Master Revolving Note and Security Agreement all dated
           November 10, 2005 (filed herewith).

31.1       Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of
           2002.

31.2       Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of
           2002.

32.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
