Form 10KSB
period 2005-12-31
FAMILY HOME HEALTH SERVICES, INC.
filed 2006-05-22
CIK 1142336

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-KSB

(Mark One)

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
     1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from _________ to _________

                        Commission File Number: 000-32887

                        FAMILY HOME HEALTH SERVICES INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

           NEVADA                                                 02-0718322
(STATE OR OTHER JURISDICTION                                   (I.R.S. EMPLOYER
      OF INCORPORATION)                                      IDENTIFICATION NO.)

                            801 WEST ANN ARBOR TRAIL
                                    SUITE 200
                               PLYMOUTH, MICHIGAN
                                      48170
               (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES) (ZIP CODE)

                                 (734) 414-9990
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

Securities registered under Section 12(b) of the Exchange Act: NONE

Securities registered under Section 12(g) of the Exchange Act:

                          COMMON STOCK, $.001 PAR VALUE
                                (TITLE OF CLASS)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes [ ] No [X]

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [ ] No [X]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10KSB. [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

State issuer's revenues for its most recent fiscal year: $15,494,491

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days.

As of May 15, 2006, the number of shares of common stock held by non-affiliates was 2,201,400. Based upon the most recent closing ask price of $1.10 per share of the common stock as of that date as quoted in the over-the-counter market ("Pink Sheets"), the aggregate market value of the common stock held by non-affiliates was $2,421,540.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

     As of May 15, 2006, the issuer had 26,667,254 outstanding shares of Common Stock, $.001 par value.

Documents Incorporated By Reference: None

Transitional Small Business Disclosure Form (check one): Yes [ ] No [X]

                        FAMILY HOME HEALTH SERVICES INC.
                                      INDEX

PART I
Item 1     Description of Business                                           1
Item 2     Description of Property                                          12
Item 3     Legal Proceedings                                                13
Item 4     Submission of Matters to a Vote of Security Holders              13

PART II
Item 5     Market for Common Equity, Related Stockholder Matters and
           Small Business Issuer Purchases of Equity Securities             13
Item 5A    Selected Financial Data                                          14
Item 6     Management's Discussion and Analysis or Plan of Operation        14
Item 7     Financial Statements                                             17
Item 8     Changes in and Disagreements with Accountants on Accounting
           and Financial Disclosure                                         17
Item 8A    Controls and Procedures                                          17
Item 8B    Other Information                                                18

PART III
Item 9     Directors, Executive Officers, Promoters and Control Persons;
           Compliance With Section 16(a) of the Exchange Act                18
Item 10    Executive Compensation                                           20
Item 11    Security Ownership of Certain Beneficial Owners and Management
           and Related Stockholder Matters                                  21
Item 12    Certain Relationships and Related Transactions                   23
Item 13    Exhibits                                                         24
Item 14    Principal Accountant Fees and Services                           26

SIGNATURES

FORWARD LOOKING STATEMENTS

This annual report on Form 10-KSB contains statements that are not historical facts and are considered forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements contain projections of our future results of operations or our financial position or state other forward-looking information. In some cases you can identify these statements by forward-looking words such as "may," "will," "should," "could," "believe," "expect," "intend," "plan," "anticipate," "estimate," "project," "predict," "prospects," or similar expressions. Our ability to predict results or the actual effect of our future plans or strategies is inherently uncertain. You should not rely on forward-looking statements, because they involve known and unknown risks, uncertainties and other factors, some of which are beyond our control. These risks, uncertainties and other factors may cause our actual results, performance or achievements to differ materially from the anticipated future results, performance or achievements expressed or implied by the forward-looking statements. Some of the factors that might cause these differences are described, principally but not exclusively, under Item 1 - "Risks Related to Our Business," Item 6 - "Management's Discussion and Analysis or Plan of Operation," and the "Notes to Consolidated Financial Statements." You should carefully review all of these factors, and you should be aware that there may be other factors that could cause these differences. These forward-looking statements are based on information, plans and estimates as of the date of this report, and we undertake no obligation to update any forward-looking statements to reflect changes in underlying assumptions or factors, new information, future events or other changes.

PART I

ITEM 1 DESCRIPTION OF BUSINESS

General Background

Family Home Health Services Inc., including its subsidiaries, is a leading provider of home health care services in Florida, Michigan and Illinois. In this report, the terms "the Company," "we," "us" and "our" refer to Family Home Health Services Inc. and all subsidiaries included in its consolidated financial statements.

Industry Background

Services provided in home health care include four broad categories: (1) home health skilled services including nursing, physical therapy, occupational therapy, speech therapy, and medical social work, (2) infusion therapy, (3) respiratory therapy, and (4) home medical equipment. The home health care business has been experiencing significant growth. The National Health Statistics Group at the Centers for Medicare and Medicaid Services ("CMS") recently stated that, driven by increases in public spending, home health spending was expected to grow 13.2 percent in 2005, reaching nearly $49 billion. Public spending now accounts for 75 percent of all home health spending and it is projected to exceed 80 percent in 2015, when spending on home health is projected to reach nearly $104 billion. Although home health care currently represents a relatively small percentage of the total national health care bill, it is the fastest-growing health care sector. However, the increases in home health care spending have also been accompanied by cost reduction efforts that could reduce Medicare reimbursements in years to come.

The recent budget plan proposed by President Bush would reduce Medicare home health care provider reimbursements in order to achieve savings of $3.5 billion over the next five years.

Services

We are engaged primarily in the home health skilled services sector of the home health care business. We offer all six disciplines reimbursable under Medicare, thereby providing comprehensive care and "one-stop" shopping convenience for our customer base. This is a fundamental strategy designed to maximize referrals from third parties such as physicians who will benefit from the convenience of having a single source for services rather than coordinating multiple service providers. The services we offer include:

     -    Skilled nursing

     -    Physical therapy

     -    Occupational therapy

     -    Speech therapy

     -    Medical social work

     -    Home health aids

Our service offerings accounted for over 95 percent of our revenue in 2005 which was collected primarily from Medicare. We provide our services on a 24 hour per day, 365 day per year basis.

Corporate Background

The Company was incorporated in Nevada in 2000 under the name Myocash, Inc. as a special purpose acquisition entity that had no operations or business activity. On January 17, 2005, the Company closed on a reverse merger with Family Home Health Services, LLC, a Delaware limited liability company ("FHHS") owned by our largest stockholders, Kevin R. Ruark and James H. Pilkington, that had been engaged in providing home health care services since September 2003. Following the reverse merger, the Company changed its corporate name to its current name.

The Company is primarily an inactive holding company and our main operations are conducted through our subsidiaries. The largest subsidiary, FHHS, is licensed by the State of Florida, Agency for Health Care Administration, to service patients with home health services in 25 counties throughout south Florida. FHHS is also certified by the CMS to provide Medicare home health care services to Medicare recipients throughout its service area and has obtained home health accreditation through the Community Health Accreditation Program, a national accrediting organization.

Over 90% of our outstanding shares of common stock are beneficially controlled by Messrs. Ruark and Pilkington, each a director and respectively the Chairman, Chief Executive Officer and President, and the Chief Development Officer of the Company.

Recent Events

We have experienced significant growth in our business. FHHS reported approximately $11.5 million in revenues in 2004 (prior to the reverse merger), and we reported over $15 million in revenues in 2005. During that same period, the number of our employees increased from approximately 200 to approximately 350 in Florida, Michigan and Illinois.

Our growth strategy has been focused primarily on acquisitions. On July 1, 2005, we acquired from Messrs. Ruark and Pilkington and from Home Care Partners, LLC, a Michigan limited liability company ("Home Care"), all issued and outstanding units of FHHS, LLC, a Michigan limited liability company ("FHHS Michigan") which is a provider of a variety of home health care services, primarily in Southeastern Michigan, for both Medicare and private pay patients. FHHS Michigan had one office in its region and employed approximately 30 health care professionals. On April 5, 2006, we purchased substantially all of the assets of Coastal Health Care Solutions, LLC, a Florida limited liability company, Professional Therapy & Rehabilitation Services, LLC, a Florida limited liability company, and Professional Therapy & Rehab Services, Inc., a Florida corporation. The acquired entities were all related companies engaged in the health care staffing business in Florida.

Organizational Structure

We provide our services from 16 branch offices located in Florida, Michigan and Illinois. Each office is led by a regional administrator who is responsible for both clinical and administrative operations. Those administrators are supported by teams of clinicians and business development staff who help coordinate each step in our health care delivery system.

Our corporate office is located in Michigan and supports our regional operations with common administrative functions such as Medicare billing and collections, accounting, purchasing, payroll, human resources, information technology and other administrative and investor services.

Strategy

Our long term strategy is to target growth in our existing Medicare segment as well as other segments within the service sector of the health care continuum. Our plan has several key components:

Maintain Focus on Existing Service Offerings

We intend to focus on the growth of our core business of Medicare home health care services. We believe that offering all six areas of service defined previously with broad geographic coverage gives us a competitive advantage over our competitors by emphasizing comprehensive services through one sole provider. We will continue to pursue growth in the home health therapy (occupational, physical and speech therapy) service line, which historically has produced higher gross margins than the other disciplines versus skilled nursing, which has experienced lower gross margins.

Home Health Acquisitions

We operate in a highly fragmented market which we believe provides an attractive opportunity to drive growth through acquisitions. We intend to pursue acquisition opportunities to supplement our internal growth in the home health business segment. The Company completed its first acquisition in July 2005, purchasing a Michigan-based agency ("FHHS Michigan") with annual revenue of $1.2 million. See Note 2 of Notes to Consolidated Financial Statements for more details on this acquisition.

Strategic Acquisitions

Management recognizes the opportunity to diversify our revenue base within the service sector of the health care continuum. We intend to pursue acquisition opportunities in other health care business segments such as health care staffing and private duty services. We expect these targeted acquisitions to provide both diversified revenue and synergistic revenue for our core segment. We recently completed our first acquisition of an entity outside of the home health segment. In April 2006, we organized a new subsidiary which acquired a Florida-based staffing operation with annual revenue of approximately $6 million. See Note 13 of Notes to Consolidated Financial Statements for more details on this acquisition.

Reduce Costs and Increase Margins and Cash Flows

Our management team continues to develop and apply "best practices" and to implement strategic programs throughout the Company with the objective of achieving greater standardization and enhanced productivity. In addition to the leveraged services provided by the corporate office, we have implemented standardized clinical delivery models and common operating procedures in our field locations. Recognizing that internal controls and software technology are key to our future expansion and cost reduction efforts, in the last half of 2005 management acquired improved software for accounts receivable processing, which was operative on January 1, 2006.

Competition

The home health segment of the health care market is fragmented, but highly competitive. The services provided by us are also provided at the local, regional and national levels by independent Medicare/Medicaid certified and non-certified home health providers, hospital-based home health agencies, home care providers owned by or affiliated with other proprietary chains, and a variety of public and semi-public home care providers, including home care divisions of state public health departments and visiting nurse associations. Many of our competitors are significantly larger than us, with greater financial resources and more developed reputations. Home health care providers compete for referrals based primarily on their referral network, the scope and quality of services, geographic coverage, pricing, and outcomes data. The impact of competitors is most significant to us on a market-by-market basis.

We compete on the basis of our reputation of consistent, high quality care, our comprehensive "sole provider" range of services, our information management systems and our widespread service network.

Customers

Our customers primarily consist of individual patients who are Medicare insured. We establish, as additional requirements for service by our personnel, that those individuals are homebound or otherwise unable to travel in order to receive outpatient treatment, and that a doctor prescribes the therapy.

Marketing

Our marketing strategy is to:

     -    Establish referral relationships with all area health care facilities;

     - Develop relationships with local physicians, health groups, and hospitals;

     -    Solicit potential staff from the population in the area we serve;

     -    Become active in local community groups;

     -    Participate in local health fairs and community functions; and

     -    Pursue strategic growth initiatives in selected markets.

Our business development personnel target physicians, assisted living communities, hospitals and other health care facilities. Marketing activities consist primarily of direct contact and telephone solicitations. We also occasionally advertise in medical journals.

Employees and Recruitment

We have approximately 350 employees, of which 200 are full-time and 150 are part-time, and of which 260 are medical personnel, 50 are administrative and 40 are in marketing.

We recruit qualified medical personnel, consisting of registered and licensed practical nurses, nurses' aides, home health aides and companions, social workers and physical, occupational and speech therapists. There is significant competition for qualified medical personnel and we compete for such personnel on the basis of what we believe is a combination of attractive assignments, competitive benefits and salaries.

Government Regulation

The home health care business is highly regulated by federal, state and local authorities. Regulations and policies frequently change, and we monitor changes through trade and governmental publications and associations. Our home health care subsidiaries are CMS certified and are therefore eligible to receive reimbursement for services through the Medicare system. As a provider under the Medicare and Medicaid systems, we are subject to the various anti-fraud and abuse laws, including the federal health care programs' anti-kickback statute. This law prohibits any offer, payment, solicitation or receipt of any form of remuneration to induce the referral of business reimbursable under a federal health care program or in return for the purchase, lease, order, arrangement of, or recommendation of items or services covered by any federal health care programs, or any health care plans or programs that are funded by the United States government (other than certain federal employee health insurance benefits), and certain state health care programs that receive federal funds under various programs, such as Medicaid. A related law forbids the offer or transfer of any item or service for less than fair market value, or certain waivers of co-payment obligations, to a beneficiary of Medicare or a state health care program that is likely to influence the beneficiary's selection of health care providers. Violations of the anti-fraud and abuse laws can result in the imposition of substantial civil and criminal penalties and, potentially, exclusion from furnishing services under any federal health care programs. In addition, the states in which we operate generally have laws that prohibit certain direct or indirect payments or fee-splitting arrangements between health care providers where they are designed to obtain the referral of patients to a particular provider.

Federal legislation known as the "Stark Law" generally prohibits a physician from ordering clinical laboratory services for a Medicare beneficiary where the entity providing that service has a financial relationship (including direct or indirect ownership or compensation relationships) with the physician (or a member of his/her immediate family), and prohibits such entity from billing for or receiving reimbursement for such services, unless a specified exception is available. Additional legislation known as "Stark II," extends the Stark law prohibitions to services under state Medicaid programs, and beyond clinical laboratory services to all "designated health services," including but not limited to home health services, durable medical equipment and supplies, and parenteral and enteral nutrients, equipment, and supplies. Violations of the Stark Law may also trigger civil monetary penalties and program exclusion. Pursuant to Stark II, physicians who are compensated by us are prohibited from seeking reimbursement for designated health services rendered to patients unless an exception applies. Several of the states in which we conduct business have also enacted statutes similar in scope and purpose to the federal fraud and abuse laws and the Stark laws.

Various federal and state laws impose criminal and civil penalties for submitting false claims for Medicare, Medicaid or other health care reimbursements. We believe that we bill for our services under these programs accurately, although the rules governing coverage of, and reimbursements for, our services are complex. As a result our billing practices may be deemed inconsistent with those rules.

The Health Insurance Portability and Accountability Act ("HIPAA") is intended to assure health insurance portability, reduce health care fraud and abuse, guarantee security and privacy of health information and enforce standards for the dissemination of health information. Organizations are subject to significant fines and penalties if found not to be compliant with the HIPAA regulations. Those regulations impose ongoing obligations relative to training, monitoring and enforcement, and management has implemented processes and procedures to ensure continued compliance with these regulations.

We strive to comply with all federal, state and local regulations, and have passed all federal and state inspections and surveys, subject to current surveys of twelve operating locations that have certain identified deficiencies. In the event that these deficiencies, for which we have submitted appropriate plans of correction, are not resolved within the specified period, regulatory consequences may result. Our ability to operate properly and fulfill our business objectives will depend on our ability to comply with all applicable health care regulations.

Copies of Our Reports

Our annual reports on Form 10-KSB, quarterly reports on Form 10-QSB, current reports on Form 8-K, and all amendments to those reports are available free of charge, upon written request to our corporate office address, Attention:
Investor Relations.

Risks Related to Our Business

Business Risks

Revenue Concentration Risk

For the years ended December 31, 2005 and 2004, we received over 95 percent of our revenue from Medicare reimbursed services. Therefore, any modification or reduction in Medicare reimbursement could have an adverse impact on our profitability.

Risks from Uncontrolled Growth

Our business strategy calls for a significant increase in revenue as we evolve from an entrepreneurial stage company into a growth stage company.

That evolution will place significant demands on our organization, including but not limited to:

     - developing a qualified second tier management team below the key principals;

     -    hiring, training and retaining adequate personnel;

     - creating and maintaining appropriate internal controls and financial reporting systems; and

     -    refining our information technology infrastructure.

Our inability to manage our planned growth effectively could have a material adverse effect on our financial results.

Acquisition Risks

We are focusing significant time and resources on the acquisition of synergistic organizations within the health care sector. Should any of the following problems, or others, occur as a result of our acquisition strategy, there could be a material negative impact on us:

     - the inability to identify, negotiate and complete suitable acquisition opportunities on reasonable terms;

     - difficulties integrating personnel from acquired entities and other corporate cultures into our business;

     -    difficulties integrating information systems;

     - the potential loss of key employees or referral sources of acquired companies

     - the acquisition of an agency with undisclosed compliance problems or unrecorded financial liabilities; and

     -    the diversion of management attention from existing operations.

Limited Capital Resources

Our historical operations were financed by internal profitability with our recent growth being funded, in part, by bank loans. It is unlikely, however, that those two sources of funds will be sufficient to support our current growth strategies. We cannot readily predict the timing, size or success of our acquisition efforts and the associated capital commitments. If we do not have sufficient cash resources, our growth could be limited unless we obtain additional equity or debt financing. At some future point we may elect to issue additional equity securities in conjunction with raising capital or completing an acquisition. Such equity issuances may be dilutive to existing stockholders.

Information Systems Risks

Effective and secure information systems are integral to our business. Those systems assist us to, among other things, measure outcomes and quality of care, manage regulatory compliance, and maintain operational efficiencies. Our branch offices also depend upon our information systems for accounting, billing, collections, risk management, payroll and benefits, and other information. Those systems are exposed to all of the following risks:

     - reliance on external providers for required maintenance, updates and enhancements to meet our operational needs;

     - breaches in the security systems over our internal networks or in the transmission of our patient data through public domains such as the internet; and

     - damage to or interruption in our information systems due to events such as fire, flood, power loss or other telecommunications failure.

Our ability to effectively manage our operations could be adversely affected if we experience a reduction in the performance, reliability, or availability of our information systems.

Business Insurance Coverage Risks

We maintain professional liability and workers compensation insurance with coverage limits of $1 million per occurrence and $3 million in the aggregate. Our insurance coverage also includes fire, property damage, and general liability with varying limits. Although we maintain insurance consistent with industry practice, we cannot be certain that the coverage we maintain will satisfy claims made against us or that coverage will continue to be available to us at commercially reasonable rates, in adequate amounts or on satisfactory terms.

Possible Inaccuracy of Reserve for Medicare Reimbursements

The process for recognizing revenue under the Medicare program is based on certain assumptions and judgments, including the appropriateness of the clinical assessment of each patient at the time of certification and the level of adjustments to the fixed reimbursement rate for patients who receive a limited number of visits, have significant changes in condition, or are subject to certain other factors during the treatment episode. Management has recorded reserves as a result of these variables, but it is possible that some patient revenue estimates will fluctuate by a material amount in the near term.

Dependence on Key Executives

We depend significantly on the two founding members of our organization, our Chief Executive Officer, Mr. Ruark, and our Chief Development Officer, Mr. Pilkington. We also depend upon the continued employment of the individuals that manage several of our key functional areas, including operations, business development, accounting, finance, human resources, marketing and information systems. The departure of any member of our senior management team may materially adversely affect our operations.

Exposure to Natural Disasters

A substantial number of our agencies are located in Florida. Those agencies are exposed to the risk of hurricanes and other natural disasters. The occurrence of natural disasters in the markets in which we operate could not only affect our day-to-day operations, but also could also disrupt our relationships with patients, employees and referral sources located in the affected areas. Although we have successfully managed several of these events over the past several years, future natural disasters could have a material adverse impact on our business, financial condition, results of operations or cash flows.

Industry Risks

Medicare Regulation Risks

We operate in a sector that is subject to extensive government regulation. Any changes to the laws and regulations governing our business, or the interpretation or enforcement of those laws or regulations, could cause us to dramatically modify our business model and could negatively impact our operating results. Examples of those potential changes include, but are not limited to:

     -    changing the basis or criteria for reimbursement;

     -    increasing our administrative and other costs;

     -    increasing or decreasing mandated services; or

     -    limiting relationships with referral sources.

Potential Limitations on Medicare Participation

There are extensive barriers to participation in the Medicare program. Our current net service revenue and profitability could significantly decrease if any of our home care agencies are terminated from the Medicare program. Our internal growth could also be slowed if those barriers are increased. Government agencies are currently reviewing the Medicare conditions of participation for home health, with publication of any revisions expected during 2006. At this time we cannot determine what effect the revisions will have on our operations, and the revisions as finally adopted may negatively affect our profitability.

Medicare Investigation Risks

All of our branches are subject to various routine and non-routine governmental reviews, audits and surveys. Violation of the laws governing our operations, or changes in the interpretation or enforcement of those laws, could result in the imposition of fines, civil or criminal penalties, termination of our rights to participate in federal and state-sponsored programs, and the suspension or revocation of our licenses. If we become subject to material fines or if other sanctions or other corrective actions are imposed, our profitability may suffer.

Recent surveys of twelve of our operating locations identified deficiencies. Although we have submitted plans to correct these deficiencies, our failure to do so could have a material adverse effect on our operations and financial results.

Dependence on Revenue from Referral Sources

Our success depends significantly on referrals from physicians, hospitals and other patient referral sources in the communities that our home care agencies serve. Our inability to maintain existing relationships, or our failure to develop new relationships, could adversely affect our ability to expand our operations and maintain our profitability.

Laws Governing Our Relationships with Referral Sources

We are subject to federal and state laws that govern our financial relationships with physicians and other health care providers, including potential or current referral sources.

These rules, generally referred to as "anti-kickback laws," prohibit certain direct and indirect payments that could be construed as being compensation for referrals. Although we believe our physician and referral source relationships are compliant, we are exposed to challenges to those arrangements. Violations of anti-kickback and similar laws could lead to fines or sanctions that may have a material adverse effect on our operations.

Professional Liability Risks

Due to the nature of our business, we and the caregivers who provide services on our behalf may be the subject of medical malpractice claims. These caregivers could be considered our agents, and, as a result, we could be held liable for their medical negligence. As discussed in the section on "Business Insurance Coverage Risks" above, there are financial implications for claims that exceed our coverage limits. In addition to that financial impact, we cannot predict the effect that any claims could have on our reputation or on our ability to attract and retain patients and employees.

Risks Related to Mandated Payment Rates

We generally receive fixed payments from Medicare for our services based on the ultimate level of care that we provide to our patients. Our profitability depends on our ability to manage the cost of providing services within the level of government-mandated payment rates. Reductions in rates or rate increases that do not cover cost increases may adversely affect our business.

Billing and Collection Risks

There are often timing delays when attempting to collect funds from Medicare programs. These delays can be attributed to system limitations, document submission or collection problems or even industry trends that are beyond our control. Delays in our billing and collection processes could adversely impact our working capital.

Risks from Competition for Market Share

The Medicare home health sector is highly competitive. We compete with local, regional and national home health companies in several areas, including the quality and breadth of our services and the ability to generate sufficient referrals. Some of our competitors may have greater financial, technical, and marketing resources which could enhance their ability to compete with us for market share. Those competitive pressures could have a material adverse impact on our business, financial condition or results of operations.

Risks of Competition for Personnel

Our ability to maintain and expand our business is dependent on our ability to attract, train and retain qualified personnel. We compete with other businesses in the health care sector for caregivers who possess the skills, experience and licenses necessary to meet the requirements of our patients. Our success in recruiting depends on several factors, including our ability to provide these caregivers with attractive assignments and competitive benefits and salaries. Shortages of qualified health care personnel in any market in which we operate may result in higher labor costs and lower profitability.

Ownership Risks

Noncurrent Information

Under rules and regulations promulgated by the Securities and Exchange Commission ("Commission"), we were required to file certain financial statements required by Rule 3-05 of Regulation S-X within 75 days after the filing of our Current Report on Form 8-K filed with the Securities and Exchange Commission on July 8, 2005 (File No. 000-32887) to report our acquisition of FHHS, which occurred in July 2005. We have not filed those financial statements as of the date of this report. So long as those financial statements have not been filed, we will not have met our obligation to file all reports under the Securities Exchange Act of 1934, as amended ("Exchange Act"), in a timely manner. Such failure could preclude us from making certain types of offerings of our securities and could result in a suspension of trading of our shares or other regulatory action. As a result, stockholders may be unable to sell their shares and could suffer material adverse financial consequences.

Material Weaknesses in Disclosure Controls and Procedures

Our financial software and internal processes during 2005 were inadequate to allow us to perform timely and accurate revenue calculations and to ensure that information required to be disclosed in our reports under the Exchange Act is calculated, summarized and reported within the time periods specified in the Commission's rules and forms. Those weaknesses caused us to fall behind in our record keeping and to fail to file reports on a timely basis through the date of this annual report. Continued weaknesses in our disclosure controls and other weaknesses could mean that information that should be disclosed is not disclosed on a timely basis and/or that such information is not consistent with the requirements of applicable regulations. See "Item 8A - Controls and Procedures" below.

Sarbanes-Oxley Compliance

In the future, we anticipate that we will be required by the Sarbanes-Oxley Act of 2002 to report in our annual report on Form 10-KSB on the effectiveness of our internal controls over financial reporting. Our independent auditor will also be required to attest to management's assessment of our internal controls over financial reporting. Significant resources will be required to ensure that we are in full compliance with the newly adopted regulation. At a minimum, those compliance measures will have a direct impact on our profitability. If, however, management or our independent auditor is unable to conclude that we are in compliance, we may be unable to report timely and reliable financial information to the SEC, our Board of Directors, our investors, our lenders, and to other users of our financial reports.

Concentration of Control

Mr. Ruark, our Chairman, Chief Executive Officer and President and a director, and Mr. Pilkington, our Chief Development Officer and a director, collectively have beneficial ownership of over 91 percent of our outstanding common stock as of December 31, 2005. As a result, they control the outcome of stockholder voting matters including the election of directors, amendments to our articles of incorporation and approval of significant corporate transactions. Other stockholders are likely to be unable to affect or change the outcome of such matters or the management of the Company or the Company's direction without the support of Messrs. Ruark and Pilkington. Such concentrated ownership could make institutional and individual investors unwilling to purchase our common stock. If the demand for our common stock is reduced because of the control exercised by Messrs. Ruark and Pilkington, the price of our common stock could be materially depressed.

Significant Related Party Transactions

We have engaged in a significant number of related party transactions with our major stockholders, Messrs. Ruark and Pilkington, including transactions with companies in which they have ownership related to the acquisition of assets and contracting of services from these companies, and the issuance of securities for assets acquired from and services provided by these companies or our major stockholders themselves, and the employment of and payments to relatives of Mr. Ruark. Related party transactions are not arms-length and may not necessarily be on market terms or on the same bases as would be the case with non-related parties.

Share Price Volatility

There is a very limited market for our common stock. Our common stock trades on the over-the-counter market, commonly known as the "Pink Sheets." However, there has been an extremely limited number of trades to date and we consider our common stock to be "thinly traded." The market price of our common stock may be influenced by many factors, including:

     - the perception of increased risk for registrants in the Pink Sheets verses more established and regulated markets like the NASDAQ or AMEX;

     -    our operating and financial performance;

     -    variances in our financial results compared to expectations;

     - broader market and industry specific factors that are inconsistent with the Company's individual financial performance or future prospects;

     -    limitations in the liquidity of the market for our common stock; and

     -    our limited stockholder base.

No Dividends

We do not pay dividends and intend to retain all future earnings to finance the continued growth and development of our business. In addition, we do not anticipate paying cash dividends on our common stock in the foreseeable future. Any future payment of cash dividends will depend upon our financial condition, capital requirements, earnings, and other factors deemed relevant by our Board of Directors.

Penny Stock Rules

Under Commission rules and regulations, penny stocks are subject to special requirements and restrictions. If and as long as the price of our common stock remains below $5.00 per share or we have net tangible assets of $2 million or less, our common stock is likely to be subject to certain "penny stock" rules promulgated by the Commission. Those rules impose special sales practice requirements on brokers who sell penny stocks to persons other than established customers and accredited investors (generally institutions with assets in excess of $5 million or individuals with a net worth in excess of $1 million). For transactions covered by the penny stock rules, the broker must make a special suitability determination for the purchaser and receive the purchaser's written consent to the transaction prior to the sale. Furthermore, the penny stock rules generally require, among other stipulations, that brokers engaged in secondary trading of penny stocks provide customers with written disclosure documents, monthly statements of the market value of penny stocks, disclosure of the bid and asked prices and disclosure of the compensation to the brokerage firm and disclosure of the sales person working for the brokerage firm. If applicable, these rules and regulations would make it more difficult for brokers to sell our common shares and would limit the liquidity of our securities.

ITEM 2 DESCRIPTION OF PROPERTY

We lease our corporate headquarters which is located in Plymouth, Michigan and consists of approximately 5,500 square feet of office space. The lease expires in May 2010. We also lease approximately 20 additional branch locations throughout our multi-state operation. Those locations typically range from 2,000 to 4,000 square feet on leases that range between one to five years, with renewal options. We believe that the properties we lease are in reasonably good condition, well-maintained and adequate and suitable for their intended uses. See Note 7 of Notes to Consolidated Financial Statements for additional information regarding the future minimum obligations from these leases.

We have established a wholly-owned subsidiary to purchase real estate and a new building to support our growing operations in southwest Florida.

Specifically, the subsidiary has entered into a lot purchase and development agreement to acquire a 5,000 square foot building including the building lot, site upgrades and fees. The total purchase price is approximately $970,000 with 10 percent due at the signing of the agreement, 50 percent due at closing and the remaining balance due upon applicable construction benchmarks. We can cancel the agreement and forfeit any deposit monies at any point prior to closing. Financing for the remaining purchase price has been negotiated with our lender under a non-binding term sheet and we anticipate that we will close on the agreement within 90 days from the date of this filing.

ITEM 3 LEGAL PROCEEDINGS

There are no pending legal proceedings that are not routine matters incidental to our business to which we are a party, and there are no material proceedings to which any of our directors, officers or affiliates, any owner of record or beneficially of more than five percent of any class of our voting securities, or security holder is a party adverse to us or has a material interest adverse to us. Our property is not the subject of any pending legal proceedings.

ITEM 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted during the fourth quarter of the fiscal year covered by this annual report on Form 10-KSB to a vote of security holders through the solicitation of proxies or otherwise.

PART II

ITEM 5 MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

Market

Our common stock is quoted in the over-the-counter market, also known as the Pink Sheets under the symbol "FYHH." There has been extremely limited trading commencing in December 2005 and there is no established public market for the common stock. Bid prices on our common stock have ranged from between $2.00 to $1.05 per share. The quotations reflect inter-dealer prices, without mark-up, mark-down or commission, and may not represent actual transactions.

Holders

As of December 31, 2005, there were approximately twenty-four holders of record of our common stock including the two founding executives, brokerage firms holding shares in "street name" and other nominees.

Dividends

We have never declared any cash dividends. We do not pay cash dividends and intend to retain all future earnings to finance the continued growth and development of our business. In addition, we do not anticipate paying cash dividends on our common stock in the foreseeable future. Any future payment of cash dividends will depend upon our financial condition, capital requirements, earnings, and other factors deemed relevant by our Board of Directors.

ITEM 5A SELECTED FINANCIAL DATA

The following table sets forth the financial information derived from the consolidated financial statements of the Company for the periods presented. The information is summarized in its presentation and should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this and prior year filings and with "Management's Discussion and Analysis or Plan of Operation."

                                  DECEMBER 31,
                            -------------------------
                               2005           2004
                            -----------    ----------
TOTAL CURRENT ASSETS         $1,753,295    $2,368,777
TOTAL ASSETS                  4,083,886     2,571,299
CURRENT LIABILITIES           2,403,586     1,470,412
OTHER LIABILITIES               287,301       167,478
STOCKHOLDER'S EQUITY          1,392,999       933,409
WORKING (DEFICIT) CAPITAL      (650,291)      898,365

                             YEAR ENDED DECEMBER 31,
                            -------------------------
                                2005          2004
                            -----------   -----------
NET REVENUES                 15,494,491    11,881,797
GROSS PROFIT                  9,636,043     7,476,651
NET (LOSS) INCOME              (270,410)      800,551
BASIC EARNINGS PER SHARE:
WEIGHTED AVERAGE SHARES
   OUTSTANDING               26,305,000    26,305,000
NET (LOSS) INCOME PER
   SHARE                    $     (0.01)  $      0.03

ITEM 6 MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Background

Prior to January 17, 2005, Family Home Health Services Inc. (formerly known as Myocash, Inc.) was a special purpose acquisition entity that had no operations or business activity. On January 17, 2005 the Company closed on a reverse merger with Family Home Health Services, LLC ("FHHS") owned by our largest stockholders, Messrs. Ruark and Pilkington, that had been engaged in providing home health care services since September 2003. Following the reverse merger, the Company changed its corporate name to its current name. Currently the Company is primarily an inactive holding company with its main operations conducted through its subsidiaries. The 2004 operating results of the Company set forth in this annual report on Form 10-KSB reflect the 2004 operating results of FHHS for that period.

Results of Operations

Comparison of the year ended December 31, 2005 to the year ended December 31, 2004.

REVENUE: For the year ended December 31, 2005, net patient service revenue increased $3.5 million to $14.9 million, a 30 percent increase over the same period in 2004. The increase was mainly attributable to three factors. First, we experienced increased referrals in nine markets that were started in early 2004 due to penetration of our development efforts in those markets. Second, our operations expanded into five new markets during 2005; two branches each in April and September with another in June which contributed approximately $1 million in new revenue. Finally, the July 1, 2005 acquisition of FHHS Michigan contributed over $900,000 to this increase. Those combined efforts led to a sizeable increase in the number of patient episodes that were serviced during the last three quarters of 2005.

GROSS PROFIT: Gross profit margin decreased to 62.2 percent in 2005 from 62.9 percent in 2004. This 0.7 percent decrease was caused by weaker management of fixed reimbursement rates and limited utilization of salaried staff in our immature markets.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES: In 2005, selling, general and administrative expenses increased approximately $4.2 million to $10 million over the same period in 2004. This 72 percent increase was directly attributable to increases in salary and benefits paid to business development and clinical management staff hired to procure and process the growing patient census at each of our branches. Additional corporate resources were also utilized to support our growing operations, to provide due diligence for corporate acquisitions and our legal and accounting services.

OPERATING INCOME (LOSS): As a result of the foregoing, operating results decreased nearly $2 million to a loss of $340,000 in 2005 from operating income of $1.66 million in 2004. Although we experienced improved profitability in some of our mature markets, the new regions that were started during 2005 were a significant drain on our operations. Specifically, those five markets yielded combined losses of approximately $850,000 for the year.

OTHER INCOME (EXPENSE): Total interest expense remained consistent during the comparative periods although the sources of the Company's debt structure changed. 2004 debt was reduced through the repayment of related party advances at the beginning of the second quarter of 2005. Overall debt levels were not increased again until the beginning of the third quarter of 2005 with seller debt assumed on our acquisition of FHHS Michigan. In addition, we secured a working capital facility with Comerica Bank in the fourth quarter of 2005. In January 2004, we acquired software and other assets that were later determined to be unsuitable for their intended purpose and to possess little, if any, future benefit. Accordingly, the full acquisition cost of $347,000 was written off during the quarter ended March 31, 2004 as other expense.

INCOME TAXES: Income taxes in 2005 were a $120,000 benefit that consisted of the anticipated utilization of our net tax operating loss at an effective tax rate of 34 percent. Prior to January 2005, the Company was treated as a partnership for federal income tax purposes. Thus, the year ended December 31, 2004 included no provision for income taxes. See the Summary of

Significant Accounting Policies in Note 1 of the accompanying consolidated financial statements for the pro forma effect on income taxes assuming we had been subject to income taxes in 2004.

NET INCOME: Net operating results decreased $1,070,000 to a loss of $270,000 during 2005 from a proforma net profit of $800,000 during 2004.

Inflation

The rate of inflation had no material effect on operations in either 2005 or 2004.

Liquidity and Capital Resources

Cash and cash equivalents decreased by $150,000 to approximately $55,000 at December 31, 2005 from $210,000 at December 31, 2004. In addition, there was a working capital deficiency of $650,000 at December 31, 2005, a decrease of approximately $1.55 million over December 31, 2004. This decrease was due in large part to new debt facilities from acquisitions and operations and the increase in accrued compensation and expenses.

We generated net cash from operating activities of $530,000 during 2005, down from $1 million for the same period in 2004. The 2005 operating cash resulted from $700,000 in net collections on accounts receivable and increases of over $300,000 in accrued expenses which were used to offset a net loss of $270,000. As a whole, changes in all other elements of current assets and liabilities created $200,000 in operating cash outflows during 2005. The 2004 operating cash resulted principally from $1.23 million in net income earned during the period. As a whole, changes in other elements of current assets and liabilities reduced operating cash flows by approximately $230,000 during 2004.

Cash outflows from investing activities totaled $615,000 and $545,000, respectively, in 2005 and 2004. The 2005 amount was net of approximately $215,000 for the net cash paid for our acquisition of FHHS Michigan over the last six months. Other investing activity in both periods consisted of equipment purchases and advances to affiliates.

Cash used in financing activities totaled $75,000 in 2005 and consisted of repayments on related party advances and payments on long-term debt and capital leases. Those repayments were essentially funded through proceeds from our line of credit which was obtained in the fourth quarter of 2005. The cash flow statement for 2005 does not reflect a non-cash transaction of approximately $240,000 in which we financed the purchase of phone equipment and furniture under three capital leases. Net cash used in financing activities totaled $460,000 in 2004, consisting of proceeds from related party advances less cash distributions and repayments of advances from affiliates.

Our working capital needs consist primarily of support for operations such as salaries and routine vendor payments. The nature of our business requires bi-weekly payments to health care personnel at the time patient services are rendered. We typically receive remittances for these services within a range of 90 days with respect to Medicare programs. Our operations are not capital intensive with the exception of expenditures for computer software and hardware. We intend to fund our short-term liquidity needs through a combination of current cash balances, cash flows from operations and availability under our current credit facility or capital leases. Our long-term liquidity needs are highly dependent on our acquisition strategy. We cannot readily predict the timing, size or success of our acquisition efforts and the associated capital commitments. If we do not have sufficient cash resources, our growth could be limited unless we obtain additional equity or debt financing. To address these needs, we may elect to issue additional equity securities in conjunction with raising capital or completing an acquisition.

Off-Balance Sheet Arrangements

We had not entered into any material off-balance sheet arrangements as of December 31, 2005 and 2004.

Critical Accounting Policies

We have identified the following accounting policies that require significant judgment. We believe our judgments relating to revenue recognition and the collectibility of accounts receivable are appropriate.

Revenue recognition under the Prospective Payment System ("PPS") for Medicare reimbursement is based on a reimbursement rate which varies based on the severity of the patient's condition, service needs and certain other factors. We recognize revenue ratably over the patient episodic period. Initial Medicare billings under PPS are initially recognized as deferred revenue and are subsequently amortized into revenue over the episodic period. Revenue is subject to adjustment during this period if there are significant changes in the patient's condition or if minimum visit criteria are not performed during the episode. As a result, there is at least a reasonable possibility that recorded estimates will change by a material amount in the near term.

Revenue adjustments result from differences between estimated and actual reimbursement amounts, an inability to obtain and submit appropriate billing documentation or authorizations acceptable to the payor, and other reasons unrelated to credit risk. Revenues are reported net of such adjustments which are deducted from gross accounts receivable. These revenue adjustments are based on significant assumptions and judgments that are determined by management based on historical trends, review of individual patient episodes, reference to subsequent collection activity and other pertinent factors. Third party settlements resulting in recoveries are recognized as net revenues in the period in which the funds are received.

ITEM 7 FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Company's consolidated financial statements and related notes are contained on pages F-1 to F-20 of this report.

ITEM 8 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A CONTROLS AND PROCEDURES

Material Weaknesses in Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Exchange Act as of a date within 90 days of the filing of this report. That review concluded that our financial software and internal processes during 2005 were inadequate to ensure that our revenue calculations were calculated, summarized and reported within the time periods specified in the Exchange Act.

During 2005, management implemented several measures to address those deficiencies. We purchased new software programs and implemented new systems for processing billings and collections. Those systems were fully operational as of January 1, 2006. We also expanded our financial staff by hiring a corporate controller and other accounting personnel. As a result of these corrective actions, management believes it has at least partially remediated the deficiencies that were identified in its review of disclosure controls and procedures. The Company intends to continue to evaluate and implement measures to improve its disclosure controls and procedures.

Except for the items set forth above, there have been no changes in our internal controls during 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B OTHER INFORMATION

None.

PART III

ITEM 9 DIRECTORS, OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH
SECTION 16(A) OF THE EXCHANGE ACT.

DIRECTORS AND EXECUTIVE OFFICERS

The following table sets forth the names and ages of our current directors and named executive officers, the principal offices and positions held by each person and the date such person became a director or named executive officer. Our executive officers are elected annually by the Board of Directors. The directors serve one-year terms until their successors are elected and qualified. The executive officers serve terms of one year or until their death, resignation or removal by the Board of Directors. Except as described below, there are no other family relationships among any of the directors and executive officers.

NAME                  AGE   POSITION
----                  ---   --------
Kevin R. Ruark         48   Chief Executive Officer, Chairman, President and
                            Director

James H. Pilkington    58   Chief Development Officer and Director

Vicki L. Welty         49   Director

James M. Mitchell      37   Chief Financial Officer and Treasurer

Kevin H. Ruark, was elected as a director effective November 3, 2004 and as Chief Executive Officer, President and Chairman effective January 17, 2005. Mr. Ruark has served as the Chief Executive Officer of FHHS since it commenced operations in September 2003. From 1998 to 2000 Mr. Ruark was the

Chief Executive Officer of Thumb Area Health Plan, a Medicaid Qualified Health Plan located in Michigan. From 1986 to 1996, Mr. Ruark was President and Chief Executive Officer of RN Home Health Care located in Michigan. Mr. Ruark holds a Bachelors of Science degree from Houghton College and is the brother of Ms. Welty, a director of the Company.

James H. Pilkington was elected as a director effective November 3, 2004 and as Vice President and Chief Development Officer effective January 17, 2005. Since September 2003, he has served as Chief Development Officer of FHHS where he is responsible for directing the overall business development activities of the Company. From 1986 to 1993, Mr. Pilkington was Development Director of Emergency Consultants, Inc. Mr. Pilkington received a Bachelors of Business Administration from The University of Detroit in 1971, completed a Graduate Program in Health Care and Hospital Administration at The City University of New York (joint program between Bernard Baruch College and Mt. Sinai Medical Center) in 1974, and received a PhD from LaSalle University in Health Services Management in 2002.

Vicki L. Welty was elected to the Board of Directors on April 18, 2005. Since 1997, Ms. Welty has served as the Director of Human Resources and Administration of a regional accounting firm in southeast Michigan. Ms. Welty received a bachelors degree in education from Bryan College and a masters degree in curriculum development and training from Eastern Michigan University. Ms. Welty is the sister of Mr. Ruark, the Chief Executive Officer, President and a director of the Company.

James M. Mitchell was appointed as the Treasurer and Chief Financial Officer effective January 17, 2005. Mr. Mitchell has served as the Chief Financial Officer of FHHS since December 2004. Between 2001 and 2004, Mr. Mitchell was the Chief Financial Officer of a privately-held retailer with operations in both Michigan and Ohio. Prior to his time in private industry, Mr. Mitchell spent over 10 years in public accounting with both national and regional firms. Mr. Mitchell received a Bachelor of Business Administration degree from the University of Michigan and is licensed by the State of Michigan as a certified public accountant.

BOARD MEETINGS AND COMMITTEES

During 2005, the Board of Directors held six meetings. All directors attended all meetings.

We do not have an audit or any other standing committee of the Board of Directors and do not have an audit committee financial expert. The Board intends to expand its composition during 2006, to have a majority of the board consist of independent directors and to establish audit and compensation committees including the designation of a board member as the audit committee financial expert.

COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934

Section 16(a) of the Exchange Act requires our directors and executive officers and persons who own more than ten percent of a registered class of our equity securities to file with the Commission initial reports of ownership and reports of changes in ownership of our common stock and other equity securities. Executive officers, directors and greater than ten percent stockholders are required by Commission regulations to furnish us with copies of all Section 16(a) forms they file.

To our knowledge, none of the required parties are delinquent in their 16(a) filings.

CODE OF ETHICS

We have not yet adopted a code of ethics but intend to adopt a code of ethics in connection with our planned business expansion and reconstitution of our Board of Directors.

ITEM 10 EXECUTIVE COMPENSATION

The following table sets forth information concerning compensation paid by us to the named executive officers for services rendered in all capacities during the fiscal years ended 2005 and 2004.

                           SUMMARY COMPENSATION TABLE

                                                                 SECURITIES     ALL OTHER
NAME AND PRINCIPAL                                               UNDERLYING   COMPENSATION
POSITION                 FISCAL YEAR   SALARY ($)   BONUS ($)   OPTIONS (#)        ($)
------------------       -----------   ----------   ---------   -----------   ------------
KEVIN R. RUARK - CEO,
PRESIDENT AND DIRECTOR     2005          180,000     17,810      650,000(1)     12,936(2)
                           2004(3)        80,000         --           --       256,654(4)

JAMES H. PILKINGTON -
CDO AND DIRECTOR           2005          180,000     52,810           --        12,684(2)
                           2004(3)        80,000         --           --       256,654(4)

JAMES M. MITCHELL -
CFO (5)                    2005          125,000      4,625           --         3,720(2)
                           2004(3)        10,416         --           --            --

(1) On December 15, 2005, our Board of Directors authorized the issuance to Mr. Ruark of options to purchase 650,000 shares of our common stock at an exercise price of $0.20 per share. The options are immediately exercisable and expire on December 15, 2015. The options were issued in consideration of Mr. Ruark's personal guaranty of our obligations under the credit facility extended to us by Comerica Bank, which guaranty was required as a condition to the granting of the loan.

(2) Represents the portion of health and dental insurance premiums paid by us on behalf of the named executive officer.

(3)  Reflects salaries paid by FHHS for this period.

(4)  Includes Limited Liability Company earnings distributions of $245,000.

(5)  Mr. Mitchell became an officer of FHHS in December 2004.

                      OPTION/SAR GRANTS IN LAST FISCAL YEAR
                               (INDIVIDUAL GRANTS)

                 NUMBER OF SECURITIES      PERCENT OF TOTAL
                      UNDERLYING         OPTIONS/SARS GRANTED
                 OPTIONS/SARS GRANTED   TO EMPLOYEES IN FISCAL   EXERCISE OR BASE PRICE
NAME                      (#)                    YEAR                    ($/SH)            EXPIRATION DATE
----             --------------------   ----------------------   ----------------------   -----------------
KEVIN R. RUARK          650,000                  100%                     0.20            DECEMBER 15, 2015

              AGGREGATED OPTIONS/SAR EXERCISES IN LAST FISCAL YEAR
                          AND FY-END OPTION/SAR VALUES

                                                                     VALUE OF UNEXERCISED
                                        NUMBER OF UNEXERCISED            IN-THE-MONEY
         SHARES                         SECURITIES UNDERLYING            OPTION/SARS
       ACQUIRED ON                      OPTIONS/SARS AT FY-END            AT FY-END
        EXERCISE     VALUE REALIZED              (#)                         ($)
NAME       (#)             ($)        EXERCISABLE/UNEXERCISABLE   EXERCISABLE/UNEXERCISABLE
----   -----------   --------------   -------------------------   -------------------------
N/A        N/A             N/A                   N/A                         N/A

BOARD COMPENSATION

A director who is an employee does not receive any cash compensation as a director. Vicki Welty, our sole non-employee director, earned director's fees of $30,000 and further earned $30,000 in consulting fees for providing human resource services for our Michigan operations during 2005.

ITEM 11 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth the beneficial ownership of our outstanding common stock between the named executive officers, directors and other known beneficial owners of more than five percent as of December 31, 2005. We have no preferred shares outstanding.

                         SUMMARY OF BENEFICIAL OWNERSHIP

                                                                  AMOUNT AND NATURE    PERCENT OF ALL
                                                                    OF BENEFICIAL     SHARES OF COMMON
     NAME AND ADDRESS OF BENEFICIAL OWNERS(1)    TITLE OF CLASS        OWNER(2)           STOCK(3)
     ----------------------------------------    --------------   -----------------   ----------------
     KEVIN R. RUARK - CEO, PRESIDENT, CHAIRMAN
     AND DIRECTOR                                COMMON STOCK       12,857,927(4)          47.16%

     JAMES H. PILKINGTON - CDO AND DIRECTOR      COMMON STOCK       12,207,927(5)          45.86%

     VICKI L. WELTY - DIRECTOR                   COMMON STOCK                0              0.00%

     JAMES M. MITCHELL - CFO                     COMMON STOCK                0              0.00%

     ALL DIRECTORS AND NAMED EXECUTIVE
     OFFICERS AS A GROUP (4 PERSONS)(6)          COMMON STOCK       25,065,854             91.93%

(1) The address of each beneficial owner is 801 West Ann Arbor Trail, Suite 200, Plymouth, Michigan 48170.

(2) The information in the table above was provided by the persons listed and reflects their beneficial ownership known by us as of December 31, 2005. There were 26,617,254 shares of common stock outstanding as of that date.

(3) Options to purchase shares of common stock that are exercisable within 60 days of December 31, 2005 are deemed outstanding for computing the ownership of each director or named executive officer as a percentage of the total number of shares outstanding, but are not deemed outstanding for computing the percentage of any other person.

(4) The indicated ownership includes 1,596,000 shares of common stock beneficially owned by the Ruark Charitable Remainder Unitrust of which Mr. Ruark is trustee, 76,000 shares of common stock beneficially owned by The Charis Foundation - II of which Mr. Ruark is the President and a director and of which Mr. Ruark's spouse and their two children are directors, with respect to which 1,672,000 shares Mr. Ruark disclaims beneficial ownership, and 650,000 shares of common stock subject to stock options exercisable within 60 days of December 31, 2005.

(5) The indicated ownership includes 1,596,000 shares of common stock beneficially owned by the Pilkington Charitable Remainder Unitrust of which Mr. Pilkington is trustee, and 76,000 shares of common stock beneficially owned by God's Children Foundation - II of which Mr. Pilkington is the President and a director and of which Mr. Pilkington's spouse is a director, with respect to which 1,672,000 shares Mr. Pilkington disclaims beneficial ownership

(6) The indicated ownership includes 650,000 shares of common stock subject to stock options exercisable immediately.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

The following table sets forth as of December 31, 2005 information with respect to compensation plans (including individual compensation arrangements) under which equity securities of the Company are authorized for issuance.

                      EQUITY COMPENSATION PLAN INFORMATION

                                                                                             Number of securities
                                                                                           remaining available for
                                 Number of securities to be   Weighted-average exercise     future issuance under
                                   issued upon exercise of       price of outstanding     equity compensation plans
                                    outstanding options,        options, warrants and       (excluding securities
                                     warrants and rights                rights             reflected in column (a)
                                             (a)                         (b)                         (c)
                                 --------------------------   -------------------------   -------------------------
Equity compensation plans
approved by security holders..                 0                            0                          0

Equity compensation plans not
approved by security
holders.......................           650,000(1)                     $0.20                          0
                                         ---------                      -----                        ---
   Total......................           650,000(1)                     $0.20                          0
                                         =========                      =====                        ===

(1) On December 15, 2005, our Board of Directors authorized the issuance to Mr. Ruark of options to purchase 650,000 shares of our common stock at an exercise price of $0.20 per share. The options are immediately exercisable and expire on December 15, 2015. The options were issued in consideration of Mr. Ruark's personal guaranty of our obligations under the credit facility extended to us by Comerica Bank, which guaranty was required as a condition to the granting of the loan.

ITEM 12 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Effective on January 17, 2005, the Company entered into and closed on an Ownership Exchange Agreement and completed the reverse acquisition of FHHS. Under the terms of the Ownership Exchange Agreement, the Company issued 10,000,000 shares of common stock to each of Messrs. Ruark and Pilkington (an aggregate of 20,000,000 shares) in exchange for all outstanding membership interests of FHHS held by them; and Mr. Marvin Winick, the President of the Company, resigned. As a result of the transaction described above, FHHS became a wholly-owned subsidiary of the Company, which changed its corporate name to its current name and control of the Company was obtained by Messrs. Ruark and Pilkington.

In September 2003 and January 2004, the Company borrowed funds from Mr. Ruark, a director and our Chief Executive Officer and President. Each note had a stated maturity of six months and was renewable at maturity upon approval of both parties. The notes included interest at 16 percent per annum and were subject to a ten percent origination fee at the time of inception or renewal. As of December 31, 2004 the outstanding balance on those notes was $300,000. In March and April 2005, those notes and all accrued interest were repaid by the Company.

On July 1, 2005, we entered into and closed on a Purchase Agreement by and between us and Messrs. Ruark and Pilkington ("Purchase Agreement"), pursuant to which we acquired from Messrs. Ruark and Pilkington all of their rights and interests in and to 1,000 issued and outstanding units of FHHS Michigan. FHHS Michigan is a provider of a variety of home health care services, primarily in Southeastern Michigan, for both Medicare and private pay patients. FHHS Michigan has one office in its region and employs approximately 30 health care professionals. Under the terms of the Purchase Agreement, at the closing, we paid $100,000, and agreed to issue an amount of shares of its common stock having a value of $300,000 as of the close of trading on the day prior to closing, to each of Messrs. Ruark and Pilkington in exchange for all of the 1,000 issued and outstanding units of FHHS Michigan, which represented 50 percent of all of the issued and outstanding units of FHHS Michigan, held by them. Subsequently, on July 8, 2005, our Board of Directors determined that the estimated value of our common stock as of June 30, 2005 was $1.64 per share and authorized the issuance of 182,927 shares of common stock to each of Messrs. Ruark and Pilkington. The amount of consideration received by Messrs. Ruark and Pilkington was determined by management and approved by the Board of Directors based on an evaluation of similar transactions in the industry, by multiplying earnings before taxes, interest, depreciation and amortization (EBITDA) by four and one half.

On November 10, 2005, our Board of Directors authorized the repurchase of 160,000 shares of its outstanding common stock from Messrs. Ruark and Pilkington. Subsequently, the repurchase authorization was rescinded by us and Messrs. Ruark and Pilkington and the shares were not repurchased.

In November 2005, we organized Illinois Family Home Health Services, LLC ("IFHHS") in order to gain the perceived benefit of knowledge of key potential referral sources in Illinois by one of our non-executive employees. We own 60 percent of the membership equity interests of IFHHS, 30 percent is owned by The Charis Foundation - II (the "Foundation") of which Mr. Ruark is the President and a director and of which Mr. Ruark's spouse and their two children are directors. The power to vote and dispose of the shares held by the Foundation is vested in the directors. The remaining 10 percent of IFHHS is owned by the employee with knowledge of the potential referral sources. The Foundation contributed $100,000 toward the organization of IFHHS, of which $88,000 has been repaid by the Company as its capital contribution to date. We made the decision to permit the Foundation to own a portion of the equity of IFHHS as part of management's desire to promote charitable causes which are pursued by the Foundation.

On December 15, 2005, our Board of Directors authorized the issuance to Mr. Ruark, of options to purchase 650,000 shares of our common stock at an exercise price of $0.20 per share. The options are immediately exercisable and expire on December 15, 2015. The options were issued in consideration of Mr. Ruark's personal guaranty of a $1.3 million credit facility extended to us by Comerica Bank, which guaranty was required as a condition to the granting of the loan. The number of options was determined by reference to a formula of 10 percent of the amount of the loan amount divided by the current value per share of $0.20, which formula was determined by the Board to represent a fair basis upon which to compensate Mr. Ruark for his personal guaranty.

Ms. Welty, our sole non-employee director, and the sister of Mr. Ruark, a director and our CEO and President, earned director's fees of $30,000 and further earned $30,000 in consulting fees for providing human resource services for our Michigan operations during 2005.

We had an arrangement with FHHS, LLC, a Florida limited liability company which is owned 25% each by Messrs. Ruark and Pilkington and 25% each by two other non-affiliated persons ("Florida FHHS") pursuant to which Florida FHHS provided certain services on a contract basis to our branch offices in Florida. Under that agreement, we advanced funds to Florida FHHS which advanced amounts were offset against contract services provided to us. As of December 31, 2005, Florida FHHS owed us approximately $115,000 under this arrangement. The arrangement was terminated effective January 1, 2006 and we expect to receive payment from Florida FHHS of all amounts owing from that company.

We employ Ms. Patricia Ruark, the mother of Mr. Ruark and Ms. Welty, at an annual salary of $80,000. Ms. Ruark has been an employee of FHHS since its inception, starting as Clinical Manager/Director of Nursing. Currently, she provides clinical oversight for all of our locations as Administrator/Director of Nursing.

Item 13. EXHIBITS

3.1.1 Articles of Incorporation of the Company*

3.1.2 Certificate of Amendment to Articles of Incorporation of the Company to Change Corporate Name (filed herewith)

3.2  Bylaws of the Company (as amended and restated) dated November 10, 2005**

10.1 Ownership Exchange Agreement, dated January 17, 2005, between the Company, Family Home Health Services, LLC and Messrs. Ruark and Pilkington***

10.2 Purchase Agreement, dated July 1, 2005, by and between the Company and Messrs. Ruark and Pilkington+

10.3 Purchase Agreement and Addendum to Purchase Agreement, each dated July 1, 2005, by and between the Company and Home Care Partners, LLC+

10.4 Purchase and Sale Agreement, made on April 5, 2006, between the Company, New PTRS, LLC, Coastal Health Care Solutions, LLC, Professional Therapy & Rehabilitation Services, LLC, Professional Therapy & Rehab Services, Inc., Nursing Solutions International, Inc., Marc Domb and David Kyle++

10.5 Agreement, dated April 5, 2006, by and among Messrs. Ruark and Pilkington and Coastal Health Care Solutions, LLC, Professional Therapy & Rehabilitation Services, LLC and Professional Therapy & Rehab Services, Inc.++

10.6 Non-Competition Agreement, made as of April 5, 2006, by the Company, New PTRS, LLC, Coastal Health Care Solutions, LLC, Professional Therapy & Rehabilitation Services, LLC, Professional Therapy & Rehab Services, Inc. and Nursing Solutions International, Inc.++

10.7 Warrant to Purchase Common Stock issued by the Company to Lender on April 5, 2006++

10.8 Security Agreement (All Assets), dated as of April 5, 2006, made by the Company in favor of Comerica Bank++

10.9.1 Loan Agreement between the Company and Comerica Bank with Master Revolving Note and Security Agreement all dated November 10, 2005**

10.9.2 Amended and Restated Loan Agreement, including Term Note, between the Company and Comerica Bank dated April 5, 2006++

10.10 Master Equipment Lease Agreement between the Company and US Express Leasing, Inc., dated January 16, 2006+++

11.1 Statement Regarding Computation of Per Share Earnings (See Notes to Consolidated Financial Statements, Note 1)

21   List of Subsidiaries (filed herewith)

31.1 Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2 Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to
     Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to
     Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

* Incorporated by reference to the Registrant's Form 10-SB filed with the Commission on June 15, 2001 (File No. 000-32887).

** Incorporated by reference to the Registrant's Quarterly Report on Form 10-QSB for the quarter ended September 30, 2005 filed with the Commission on November 14, 2005 (File No. 000-32887).

*** Incorporated by reference to the Registrant's Current Report on Form 8-K filed with the Commission on March 16, 2005 (File No. 000-32887).

+ Incorporated by reference to the Registrant's Current Report on Form 8-K filed with the Commission on July 8, 2005 (File No. 000-32887).

++ Incorporated by reference to the Registrant's Current Report on Form 8-K filed with the Commission on April 11, 2006 (File No. 000-32887).

+++ Incorporated by reference to the Registrant's Form 8-K filed on February 1, 2006 (File No. 000-32887).

ITEM 14 PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth the Company's aggregate fees billed for professional services rendered by the principal accountant for each of the fiscal years ended December 31, 2004 and 2005 for the audit of the Company's annual financial statements and review of the financial statements included in our quarterly reports on Form 10-QSB, and services that are normally provided by the accountant in connection with statutory and regulatory filings (including review of registration statements under "Audit Related Fees") or related engagements for these fiscal periods, were as follows:

                     Year ended December 31, 2005   Year ended December 31, 2004
                     ----------------------------   ----------------------------
Audit Fees                          $65,000                      None
Audit Related Fees                  $18,000                      None
Tax Fees                            $18,000                      None
All Other Fees                         None                      None
Total                              $101,000                      None

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       FAMILY HOME HEALTH SERVICES INC.


Date: May 22, 2006                     By: /s/ Kevin R. Ruark
                                           -------------------------------------
                                           Kevin R. Ruark,
                                           Chief Executive Officer and President



Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

           SIGNATURE                         CAPACITY IN WHICH SIGNED                   DATE
           ---------                         ------------------------               ------------


/s/ Kevin R. Ruark               Director, Chairman, Chief Executive Officer and    May 22, 2006
------------------------------   President (Principal Executive Officer)
Kevin R. Ruark


/s/ James H. Pilkington          Director and Chief Development Officer             May 22, 2006
------------------------------
James H. Pilkington


/s/ James M. Mitchell            Chief Financial Officer (Principal Financial and   May 22, 2006
------------------------------   Accounting Officer)
James Mitchell


/s/ Vicki L. Welty               Director                                           May 22, 2006
------------------------------
Vicki L. Welty

                        FAMILY HOME HEALTH SERVICES INC.

                                TABLE OF CONTENTS

                     YEARS ENDED DECEMBER 31, 2005 AND 2004

                                                                           PAGE
                                                                          ------
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM                     F-1

CONSOLIDATED FINANCIAL STATEMENTS
   Consolidated Balance Sheets                                              F-2
   Consolidated Statements of Operations                                    F-3
   Consolidated Statements of Changes in Stockholders' Equity               F-4
   Consolidated Statements of Cash Flows                                    F-5
   Notes to Consolidated Financial Statements                             F-6-20

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

                                  May 22, 2006




Shareholders
Family Home Health Services Inc.
Plymouth, Michigan


We have audited the accompanying consolidated balance sheets of FAMILY HOME HEALTH SERVICES INC. as of December 31, 2005 and 2004 and the related consolidated statements of operations, changes in shareholders' equity, and cash flows for each of the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of FAMILY HOME HEALTH SERVICES INC. as of December 31, 2005 and 2004 and the consolidated results of their operations and their cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.


                                                      /s/ Rehmann Robson

                                                      REHMANN ROBSON


Jackson, Michigan

                        FAMILY HOME HEALTH SERVICES INC.

                           CONSOLIDATED BALANCE SHEETS

                                                                        DECEMBER 31,
                                                                  -----------------------
                                                                     2005         2004
                                                                  ----------   ----------
                             ASSETS

CURRENT ASSETS
   Cash and cash equivalents                                      $   55,109   $  209,088
   Accounts receivable, net                                        1,326,743    1,782,127
   Current portion of advances to affiliates                         115,599      200,000
   Prepaid expenses and other current assets                         135,844      177,562
   Deferred income taxes                                             120,000           --
                                                                  ----------   ----------
TOTAL CURRENT ASSETS                                               1,753,295    2,368,777
Advances to affiliates, net of current portion                            --      141,931
Net property and equipment                                           782,256       37,549
Other assets                                                         298,335       23,042
Goodwill                                                           1,250,000           --
                                                                  ----------   ----------
TOTAL ASSETS                                                      $4,083,886   $2,571,299
                                                                  ==========   ==========

              LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable                                               $  494,141   $  361,748
   Line-of-credit borrowings                                         485,208           --
   Current portion of long-term debt                                 275,728       46,295
   Current portion of capital lease obligations                       45,907           --
   Accrued compensation                                              474,750      209,669
   Accrued expenses                                                  436,827      250,000
   Advances from third-party payors                                  191,025      281,666
   Advances from shareholder                                              --      300,000
   Advances from affiliate                                                --       21,034
                                                                  ----------   ----------
TOTAL CURRENT LIABILITIES                                          2,403,586    1,470,412
Long-term debt, net of current portion                               118,812      167,478
Capital lease obligations, net of current portion                    168,489           --
                                                                  ----------   ----------
TOTAL LIABILITIES                                                  2,690,887    1,637,890
Commitment and contingencies (Note 11)

STOCKHOLDERS' EQUITY
   Common stock, $.001 par value; authorized 50,000,000 shares,
      issued and outstanding 26,617,254 shares                        26,617           --
   Additional paid-in capital                                        729,834          200
   Retained earnings                                                 636,548      933,209
                                                                  ----------   ----------
TOTAL STOCKHOLDERS' EQUITY                                         1,392,999      933,409
                                                                  ----------   ----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                        $4,083,886   $2,571,299
                                                                  ==========   ==========

The accompanying notes are an integral part of these consolidated financial statements.

                        FAMILY HOME HEALTH SERVICES INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                      YEAR ENDED DECEMBER 31,
                                                     -------------------------
                                                         2005          2004
                                                     -----------   -----------
REVENUE
   Net Medicare patient service revenue              $14,885,291   $11,406,851
   Management fee income and other revenues              609,200       474,946
                                                     -----------   -----------
TOTAL REVENUE                                         15,494,491    11,881,797
Costs of revenue                                       5,858,448     4,405,146
                                                     -----------   -----------
GROSS PROFIT                                           9,636,043     7,476,651
Selling, general and administrative expenses           9,974,714     5,819,042
                                                     -----------   -----------
OPERATING (LOSS) INCOME                                 (338,671)    1,657,609

OTHER INCOME (EXPENSE)
   Interest expense                                      (51,739)      (54,980)
   Loss on disposal of assets                                 --       (25,078)
   Loss on acquisition of software and other
      assets                                                  --      (347,000)
                                                     -----------   -----------
(LOSS) INCOME BEFORE INCOME TAX BENEFIT                 (390,410)    1,230,551
Income tax benefit                                       120,000            --
                                                     -----------   -----------
NET (LOSS) INCOME                                    $  (270,410)    1,230,551
                                                     ===========
Amount to reflect proforma income tax expense for
   change in tax status                                                430,000
                                                                   -----------
PROFORMA NET INCOME AFTER ASSUMED INCOME TAXES FOR
   CHANGE IN TAX STATUS                                            $   800,551
                                                                   ===========
BASIC (LOSS) EARNINGS PER SHARE:
   Weighted average shares outstanding                26,305,000    26,305,000
   NET (LOSS) INCOME PER SHARE                       $     (0.01)  $      0.03
                                                     ===========   ===========

The accompanying notes are an integral part of these consolidated financial statements.

                        FAMILY HOME HEALTH SERVICES INC.

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                                    COMMON STOCK       ADDITIONAL
                                                --------------------     PAID-IN     RETAINED
                                                  SHARES      AMOUNT     CAPITAL     EARNINGS       TOTAL
                                                ----------   -------   ----------   ----------   ----------
BALANCES, JANUARY 1, 2004                               --   $    --    $    100    $  192,658   $  192,758
Capital contributions                                                        100            --          100
Cash distributions                                                            --      (490,000)    (490,000)
Net income                                                                    --     1,230,551    1,230,551
                                                ----------   -------    --------    ----------   ----------
BALANCES, DECEMBER 31, 2004                             --        --         200       933,209      933,409
Recapitalization (Note 1)                       26,250,000    26,250          --       (26,250)          --
Issuance of common stock to reconcile ledger         1,400         1          --            (1)          --
Issuance of common stock upon acquisition
   of subsidiary (Note 2)                          365,854       366     599,634            --      600,000
Issuance of share-based payment in connection
   with loan guarantee by officer (Note 14)                              130,000                    130,000
Net loss                                                                      --      (270,410)    (270,410)
                                                ----------   -------    --------    ----------   ----------
BALANCES, DECEMBER 31, 2005                     26,617,254   $26,617    $729,834    $  636,548   $1,392,999
                                                ==========   =======    ========    ==========   ==========

The accompanying notes are an integral part of these consolidated financial statements.

                        FAMILY HOME HEALTH SERVICES INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                         YEAR ENDED DECEMBER 31,
                                                         -----------------------
                                                            2005        2004
                                                         ---------   ----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income                                        $(270,410)  $1,230,551
Adjustments to reconcile net (loss) income to net
   cash provided by operating activities
   Depreciation and amortization                            68,068       33,769
   Deferred income tax benefit                            (120,000)          --
   Loss on disposal of assets                                   --       25,078
   Loss on disposal of software and other assets                --      347,000
   Changes in assets and liabilities that provided
      (used) cash, net in 2005 of business acquisition
      Accounts receivable, net                             749,387     (986,535)
      Prepaid expenses and other current assets             85,440     (108,644)
      Other assets                                        (140,293)     (15,367)
      Accounts payable                                      (9,481)     213,983
      Advances from third-party payors                     (90,641)      62,480
      Accrued expenses and other current liabilities       262,932      204,579
                                                         ---------   ----------
NET CASH PROVIDED BY OPERATING ACTIVITIES                  535,002    1,006,894
                                                         ---------   ----------
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment                       (316,365)    (204,307)
Purchase of subsidiary, net of cash acquired              (215,966)          --
Advances to affiliates                                     (80,025)    (341,931)
                                                         ---------   ----------
NET CASH USED IN INVESTING ACTIVITIES                     (612,356)    (546,238)
                                                         ---------   ----------
CASH FLOWS FROM FINANCING ACTIVITIES
Net line-of-credit borrowings                              485,208           --
Repayments on long-term debt                              (202,135)     (33,227)
Repayments on capital leases                               (27,014)          --
(Repayments on) net advances from shareholder             (300,000)     175,000
Repayments on advances from affiliate                      (32,684)    (112,560)
Capital contributions                                           --          100
Distributions paid                                              --     (490,000)
                                                         ---------   ----------
NET CASH USED IN FINANCING ACTIVITIES                      (76,625)    (460,687)
                                                         ---------   ----------
DECREASE IN CASH AND CASH EQUIVALENTS                     (153,979)         (31)
Cash and cash equivalents, beginning of year               209,088      209,119
                                                         ---------   ----------
CASH AND CASH EQUIVALENTS, END OF YEAR                   $  55,109   $  209,088
                                                         =========   ==========

The accompanying notes are an integral part of these consolidated financial statements.

                        FAMILY HOME HEALTH SERVICES INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 2005 AND 2004

1.   BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     NATURE OF BUSINESS

     Family Home Health Services Inc. (the "Company"), a Nevada corporation, provides home health services to patients residing within the states of Florida, Michigan and Illinois, primarily to Medicare beneficiaries. The Company commenced operations September 1, 2003. Services provided in home health represent skilled services including nursing, physical therapy, occupational therapy, speech therapy, medical social work, and home health aides. Operations are substantially dependent, in particular, upon the continued qualification of the Company to participate in Medicare reimbursement, which accounted for approximately 96% of service revenues in both 2005 and 2004. Funding of the Medicare program is subject to Federal and State economic and political considerations.

     The Company is subject to Federal and State regulation, including Medicare, and undergoes periodic examination by these regulatory authorities and agencies.

     RECAPITALIZATION

     On January 17, 2005, Family Home Health Services Inc., an inactive public shell company formerly known as Myocash, Inc., issued an aggregate of 20,000,000 shares of its common stock to the members of Family Home Health Services, LLC (the "LLC") in exchange for all of the members' outstanding membership interests in the LLC. Also in connection with the transaction, the Company's former sole shareholder transferred an aggregate of 4,050,000 shares of common stock to the former members of the LLC for no additional consideration. Concurrent with the above transactions, the former members of the LLC became officers of the Company (the former members of the LLC were appointed to the Board of Directors of the Company in November 2004). For accounting purposes, the transaction has been treated as a recapitalization of the Company with the LLC as the acquirer (i.e., a reverse acquisition) and accordingly, the operations presented in these consolidated financial statements are those of the LLC prior to the merger. The financial position of Myocash, Inc. as of the date of the reverse merger was diminimus as the inactive shell company had no business operations. Since the transaction is considered a recapitalization and not a business combination for accounting purposes, no proforma information is presented but if presented, would be essentially the same as the operating results presented herein since Myocash, Inc. had virtually no activity.

     CONSOLIDATION

     The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries: Family Home Health Services, LLC "Florida", FHHS, LLC "Michigan", and Illinois Family Home Health Services, LLC "Illinois". All material intercompany transactions and accounts have been eliminated in consolidation.

     CONCENTRATION RISKS

     For the years ended December 31, 2005 and 2004, 90% and 99% of the Company's home

                        FAMILY HOME HEALTH SERVICES INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 2005 AND 2004

     health revenues were earned from services provided to patients that reside within the state of Florida.

     USE OF ESTIMATES

     The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions and select accounting policies that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting year. The Company's consolidated financial statements include amounts that are based on management's best estimates and judgments. Actual results could differ from those estimates.

     The most critical estimates relate to revenue recognition, the collectibility of accounts receivable and related reserves, obligations under workers compensation, professional liability, Medicare settlement issues, and the realization of deferred income tax assets.

     CASH AND CASH EQUIVALENTS

     Cash and cash equivalents include cash on hand and demand deposits in banks. In the normal course of business, the Company maintains cash deposits at financial institutions which may exceed federally insured limits. Management does not believe the Company is exposed to any undue risk resulting from its cash management practices.

     ACCOUNTS RECEIVABLE

     The process for estimating the ultimate collection of receivables, particularly with respect to fee-for-service arrangements, involves significant assumptions and judgments. Historical collection and payor reimbursement experience is an integral part of the estimation process related to determining the allowance for doubtful accounts. In addition, the Company periodically assesses the current state of its billing functions in order to identify any known collection or reimbursement issues and reviews individual episodes, in some cases, to determine the impact, if any, on its reserve estimates, which involve considerable judgment. Revisions in reserve estimates are recorded as an adjustment to the accounts receivable allowance, which is reflected as a direct reduction to net revenues in the accompanying consolidated statements of operations. The Company has established an allowance for contractual adjustments and reimbursements totaling $200,000 and $0 as of December 31, 2005 and 2004, respectively.

     PROPERTY AND EQUIPMENT

     Property and equipment are stated at cost. Management periodically reviews these assets to determine whether carrying values have been impaired. Depreciation, which includes amortization of assets under capital leases, is computed using the straight-line method over the shorter of the lease term or the related assets' estimated useful lives of five or seven years.

                        FAMILY HOME HEALTH SERVICES INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 2005 AND 2004

     GOODWILL

     Goodwill arising from business combinations represents the excess of purchase price over the estimated fair value of the net assets of the business acquired. Goodwill is tested at least annually for impairment or more frequently if circumstances indicate the possibility of impairment. Management does not believe any impairment of the Company's goodwill existed as of December 31, 2005.

     REVENUE RECOGNITION

     Under the Prospective Payment System ("PPS") for Medicare reimbursement, net revenues are recorded based on a reimbursement rate which varies based on the severity of the patient's condition, service needs, and certain other factors. The Company recognizes revenue ratably over the 60-day episodic period. Revenue is subject to adjustment during this period if there are significant changes in the patient's medical condition during the treatment period. Initial Medicare billings under the PPS are initially recognized as deferred revenue and are subsequently amortized into revenue over the 60-day episodic period.

     The process for recognizing revenue under the Medicare program is based on certain assumptions and judgments, including the appropriateness of the initial clinical assessment of each patient at the time of certification and the level of adjustments to the fixed reimbursement rate for patients who receive a limited number of visits, have significant changes in medical condition, or are subject to certain other factors during the episode. As a result of these variables, there is at least a reasonable possibility that some patient revenue estimates will fluctuate up or down in the near term. Those differences between estimated and actual reimbursement amounts are deducted from or added to gross accounts receivable as revenue adjustments in the period when the actual reimbursement is received.

     The Company recognizes revenue from payment sources other than Medicare as such services are rendered.

     COSTS OF REVENUE

     Costs of revenue represent the direct costs of providing services to patients, including direct salaries and related payroll taxes, contracted healthcare provider services, medical supplies and other direct costs. The Company records such costs as they are incurred.

     SUPPLIES

     Supplies, consisting principally of patient care items and medical supplies, are expensed upon purchase.

     INCOME TAXES

     Deferred income tax assets and liabilities are computed for differences between the financial and tax basis of the Company's assets and liabilities. These differences will result in future taxable or deductible amounts based on the expected laws and rates at the time they are

                        FAMILY HOME HEALTH SERVICES INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 2005 AND 2004

     expected to impact taxable income. The principal difference at December 31, 2005 relates to the anticipated utilization of a net tax operating loss carryforward. Valuation allowances are established to reduce those deferred tax items to amounts that are more likely than not to be realized. Income tax expense is the tax payable or refundable for the year plus or minus the change during the year in deferred tax assets and liabilities.

     As of December 31, 2004, the Company was treated as a partnership for federal income tax purposes and thus did not incur income taxes. Instead, its earnings and losses were included in the separate returns of the members and taxed depending on their separate tax situations. Accordingly, these consolidated financial statements do not reflect a provision for income taxes for any periods prior to 2005.

     Assuming the Company was subject to income taxes at a 34% rate and assuming an equivalent number of common shares outstanding, pro forma operating results for the year ended December 31, 2004 are as follows:

     Net income for the year ended December 31, 2004, as reported   $ 1,230,551
        Pro forma income taxes                                         (430,000)
                                                                    -----------
        Pro forma net income                                        $   800,551
                                                                    ===========

     Basic earnings per share:
        Weighted average shares outstanding                          26,305,000
        Pro forma net income per share                              $      0.03

     Basic earnings or loss per share is based on the weighted average common shares outstanding during the year. Diluted earnings or loss per share includes the dilutive effect of additional potential common shares that could be issued upon the exercise of common stock options.

     Diluted loss per share and basic loss per share in 2005 are equivalent because the assumed exercise of common stock options for 2005 would be anti-dilutive.

2.   BUSINESS COMBINATION

     On July 1, 2005, the Company acquired 100% of the outstanding ownership interest in FHHS, LLC, a Michigan limited liability company ("FHHS"). FHHS is a provider of home healthcare services for both Medicare and private pay patients, primarily in Southeastern Michigan. The completion of this acquisition furthered the Company's growth strategy. The acquisition was executed by separate purchase agreements with each of the two selling groups.

     Under the first agreement which was executed with the Company's two principal shareholders, the Company paid $100,000 in cash and issued common stock having a value

                        FAMILY HOME HEALTH SERVICES INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 2005 AND 2004

     of $300,000 to each of the two individual sellers. The Board of Directors determined, based on similar transactions in the industry and the Company's current earnings, that the Company's common stock had an estimated fair value at that time of $1.64 per share. As such, the Board of Directors authorized the issuance of 182,927 shares to each seller. In aggregate, the acquisition of the first 50% interest totaled $200,000 in cash plus 365,854 shares of common stock having a total estimated fair value of $600,000 at the date of acquisition.

     The remaining 50% interest was acquired under a second purchase agreement totaling $450,000. The purchase price was funded by a term note with approximately $67,000 due at closing and twelve monthly payments of $33,308, including interest at 8%, starting September 1, 2005. The note is collateralized by the pledge of a 50% interest in FHHS.

     The total purchase price for the FHHS acquisition was $1,250,000. The following table summarizes the estimated fair values of the underlying tangible and intangible assets acquired and the liabilities assumed at the date of acquisition.

     Assets acquired (rounded to the nearest thousand):

          Cash and accounts receivable      $  345,000
          Other assets                          44,000
          Intangible assets                     10,000
          Goodwill                           1,250,000
                                            ----------
          Total assets                       1,649,000
          Liabilities assumed and accrued     (399,000)
                                            ----------
          NET ASSETS ACQUIRED               $1,250,000
                                            ==========

     The results of operations of the acquired business are included in these consolidated financial statements since the acquisition date. Revenues earned by the Michigan operation during the six months ended December 31, 2005, were approximately $925,000.

     Combined proforma operating results of the Company and FHHS as if the acquisition had occurred on January 1, 2004 are summarized as follows for the year ended December 31:

                                     (UNAUDITED)
                              -------------------------
                                  2005          2004
                              -----------   -----------
          Revenue             $16,185,000   $12,772,000
                              -----------   -----------
          Net (loss) income   $  (260,000)  $   790,000
                              -----------   -----------
          Per Share           $     (0.01)  $      0.03
                              -----------   -----------

                        FAMILY HOME HEALTH SERVICES INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 2005 AND 2004

     These results are not necessarily indicative of the performance the Company would have achieved had the acquisition taken place on the date indicated or of future operating results of the combined business.

3.   NET PROPERTY AND EQUIPMENT

     Net property and equipment consisted of the following amounts at December
     31:

                                               2005       2004
                                             --------   -------
          Furniture                          $191,693   $    --
          Computers and software              538,675        --
          Medical equipment and other         122,083    44,676
                                             --------   -------
          Total                               852,451    44,676
          Less accumulated depreciation        70,195     7,127
                                             --------   -------
          NET PROPERTY AND EQUIPMENT         $782,256   $37,549
                                             ========   =======

4.   OTHER ASSETS

     Other assets consisted of the following amounts at December 31:

                                               2005       2004
                                             --------   -------
          Deposits and licenses              $168,335   $23,042
          Deferred loan costs                 130,000        --
                                             --------   -------
          TOTAL                              $298,335   $23,042
                                             ========   =======

5.   ACCRUED EXPENSES

     Accrued expenses consisted of the following amounts at December 31:

                                               2005       2004
                                             --------   --------
          Computer software                  $125,000   $     --
          Workers' compensation                90,786    160,000
          Contracted services                  88,555         --
          Professional and directors' fees     97,257     90,000
          Other                                35,229         --
                                             --------   --------
          TOTAL                              $436,827   $250,000
                                             ========   ========

                        FAMILY HOME HEALTH SERVICES INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 2005 AND 2004

6.   DEBT (INCLUDING RELATED PARTY)

     ADVANCES FROM SHAREHOLDER

     Short-term related-party borrowings at December 31, 2004 consisted of $300,000 in promissory notes owed to a shareholder of the Company, which were executed in September 2003 and January 2004. Each note had a stated maturity of six months and was renewable at maturity upon approval of both parties. The notes included interest at 16% per annum and were subject to a 10% origination fee at the time of inception or renewal. In March and April 2005, those notes and all accrued interest were repaid by the Company. Interest expense incurred on these borrowings was $10,435 and $45,999 in 2005 and 2004, respectively.

     CREDIT FACILITY

     On November 10, 2005, the Company obtained a $1.3 million revolving line of credit provided by its bank to support working capital needs of which the Company had approximately $450,000 available as of December 31, 2005. Interest on outstanding borrowings, which are limited to 70% of eligible accounts receivable, is charged at the bank's prime rate plus 0.5%, for an effective rate of 7.75% as of December 31, 2005. Borrowings are secured by all assets of the Company and the personal guarantee of two of its principal shareholders. The credit agreement also includes customary financial covenants, including minimum levels of tangible net worth and a fixed-charge coverage ratio. Those covenants were both waived by the bank as of December 31, 2005 as the Company had not met those requirements.

     LONG-TERM DEBT

     Long-term debt consists of the following obligations at December 31:

                                                                      2005       2004
                                                                    --------   --------
     Note payable to a former employee due in equal quarterly
        installments of $14,046 through January 2009, including
        interest charged at 5%.                                     $167,480   $213,773

     Note payable to a third party seller due through August 2006 in monthly installments of $33,308 including interest at
        8%, collateralized by a pledge of a 50% interest in FHHS,
        LLC (Note 2).                                                227,060         --
                                                                    --------   --------
     Total long-term debt                                            394,540    213,773
     Less current portion                                            275,728     46,295
                                                                    --------   --------
     LONG-TERM DEBT, NET OF CURRENT PORTION                         $118,812   $167,478
                                                                    ========   ========

     Scheduled principal maturities of long-term debt for each of the years succeeding December 31, 2005 are summarized as follows:

                        FAMILY HOME HEALTH SERVICES INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 2005 AND 2004

          YEAR                               AMOUNT
          ----                              --------
          2006                              $275,728
          2007                                51,163
          2008                                53,778
          2009                                13,871
                                            --------
          TOTAL FUTURE PRINCIPAL PAYMENTS   $394,540
                                            ========

7.   LEASES

     The Company's corporate operations are structured with leased software and furniture which meet capitalization criteria specified by generally accepted accounting principles. The net book value of assets held under capitalized leases and included in the consolidated balance sheets is summarized as follows at December 31:

                                             2005     2004
                                           --------   ----
          Computer software and hardware   $361,344   $--
          Furniture and fixtures            143,410     --
                                           --------    ---
          Total                             504,754     --
          Less accumulated amortization      23,564     --
                                           --------    ---
          NET BOOK VALUE                   $481,190    $--
                                           ========    ===

     The Company is a party to various non-cancelable operating leases primarily related to office space and office equipment. These branch location lease agreements have terms that generally range from between one and five years, with renewal options.

     As of December 31, 2005, the Company had the following future minimum lease payments required under capitalized leases (including Note 13) and under non-cancelable operating leases:

                                       CAPITALIZED    NON-CANCELABLE
          YEAR                            LEASES     OPERATING LEASES
          ----                         -----------   ----------------
          2006                           $120,683       $  575,651
          2007                            126,078          440,220
          2008                            119,204          327,971
          2009                            118,578          122,569
          2010                             91,664           53,535
                                         --------       ----------
          Total minimum payments due      576,207       $1,519,946
                                                        ==========

                        FAMILY HOME HEALTH SERVICES INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 2005 AND 2004

          Less amounts representing interest, imputed
             at rates ranging from 6.99% to 8.75%           98,466
          Less amount from new lease (Note 13)             263,345
                                                          --------
          Present value of net minimum
             lease payments                                214,396
          Less current portion                              45,907
                                                          --------
          NET CAPITAL LEASE OBLIGATION                    $168,489
                                                          ========

     Rent expense was approximately $466,000 and $ 331,000 in 2005 and 2004, respectively.

8.   FEDERAL INCOME TAXES

     As of December 31, 2004, the Company was treated as a partnership for federal income tax purposes and thus did not incur income taxes. See the Summary of Significant Accounting Policies for disclosure of the pro forma income tax affect on 2004 earnings.

     The benefit for income taxes consists of the following components for the year ended December 31, 2005.

          Current                                         $     --
          Deferred                                         120,000
                                                          --------
          TOTAL BENEFIT                                   $120,000
                                                          ========

     Income taxes do not include Michigan single business tax which is, in part, a value added tax and included in Selling, General and Administrative expenses. Florida operations are subject to state income taxes which were insignificant in 2005.

     A reconciliation of the benefit for income taxes, and the amount computed by applying the statutory federal income tax rates to the loss before income taxes is as follows for the year ended December 31, 2005:

          Benefit at 34% statutory rate                   $133,000
          Effect of nondeductible meals and
             entertainment costs                           (13,000)
                                                          --------
          NET BENEFIT                                     $120,000
                                                          ========

     The net benefit was established by a $120,000 net deferred tax asset classified in the current asset section of the December 31, 2005 balance sheet as management believes the amount will be realized from operations during 2006.

     At December 31, 2005, the Company has net tax operating losses of approximately $350,000 available for carryforward to offset future federal taxable income. These future tax benefits

                        FAMILY HOME HEALTH SERVICES INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 2005 AND 2004

     will expire in 2025 if unused.

9.   RELATED PARTY TRANSACTIONS

     Advances to affiliates at December 31, 2005 and 2004 consist of amounts due from primarily one entity related to the Company by virtue of common ownership The affiliate earns fees for various contract services provided to certain Company locations in Floride that are offset against the advances as the fees are earned. The arrangement was terminated effective January 1, 2006 and the Company expects full settlement of such amounts, although not necessarily within the next year. Contract service fees earned by the affiliate totaled $160,000 and $0 for the years ended December 31, 2005 and 2004, respectively.

     Advances from affiliate at December 31, 2004 consisted entirely of amounts due from one entity related to the Company by virtue of common ownership.

     A director of the Company is related to one of its principal shareholders. In addition to outside director fees of $30,000, the director also earned $30,000 for providing human resource services to the Company's Michigan operations during 2005. Both amounts were included in accrued expenses as of December 31, 2005 and are expected to be settled in shares of the Company's common stock. Another relative of this principal shareholder is an employee with an annual salary of $80,000 who provides clinical oversight for all of the Company's locations.

     During 2004, the Company recognized a loss of approximately $25,000 in connection with the sale of certain vehicles to one of its shareholders. At December 31, 2004, the Company had a receivable recorded of $30,000 from the shareholder related to this sale which was subsequently reimbursed in early 2005.

10.  SUPPLEMENTAL CASH FLOWS INFORMATION

     During 2005 and 2004, the Company paid approximately $47,000 and $55,000, respectively, for interest. The Company paid no income taxes during 2005 and 2004.

11.  COMMITMENT AND CONTINGENCIES

     LEGAL AND REGULATORY MATTERS

     The Company is involved in litigation and regulatory investigations arising in the ordinary course of business. Management estimates that these matters will be resolved without a material adverse effect on the Company's future financial position, results of operations or cash flows.

                        FAMILY HOME HEALTH SERVICES INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 2005 AND 2004

     LOT PURCHASE AND DEVELOPMENT AGREEMENT

     The Company has established a wholly owned subsidiary to purchase real estate and a new building to support the expansion of its operations in southwest Florida. Specifically, the subsidiary has entered into a lot purchase and development agreement (the "Agreement") to acquire a 5,000 square foot building including the building lot, site upgrades and fees. The total purchase price is approximately $970,000 with 10% due at the signing of the agreement, 50% due at closing and the remaining balance due upon applicable construction benchmarks. The Company can cancel the Agreement and forfeit any deposit monies at any point prior to closing. As of December 31, 2005, a $97,000 deposit was included in other assets on the consolidated balance sheet. Financing for the remaining purchase price has been negotiated with the Company's lender under a non-binding term sheet and the Company anticipates that it will close on the Agreement prior to September 2006.

12.  LOSS ON ACQUISITION OF SOFTWARE AND OTHER ASSETS

     In January 2004, the Company executed a Software Purchase Agreement with an individual whereby the Company purchased a software package and other assets in exchange for the payment of $100,000 in cash and the assumption of $247,000 in notes payable. The Company concurrently executed an employment agreement with the individual that was subsequently modified and completed in January 2006. During 2004, the Company determined that the software was not suitable for its intended purpose and the other assets had little, if any, future benefit, and accordingly, the Company wrote off the entire acquisition cost as a loss. Such loss is presented below operating results in the accompanying 2004 consolidated statement of operations.

13.  SUBSEQUENT EVENTS

     CAPITAL LEASE

     On January 30, 2006, the Company entered into a Master Lease Agreement for the lease of certain computer software and hardware used to run its clinical operations and to facilitate its billing and collection processes. The total value of the hardware and software included in the lease was approximately $250,000. Under the lease, which meets capitalization criteria specified by generally accepted accounting principles, the Company is obligated to pay approximately $5,400 per month for a total of 60 months with a bargain purchase option at the end of its term. On the consolidated balance sheet as of December 31, 2005, the obligation was included in both accounts payable and accrued expenses in amounts of approximately $125,000, respectively. For informational purposes, the eventual lease obligation is included in the totals for future minimum lease payments in Note 7 of these consolidated financial statements.

                        FAMILY HOME HEALTH SERVICES INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 2005 AND 2004

     BUSINESS ACQUISITION

     On April 5, 2006, we entered into and closed on a Purchase and Sale Agreement ("P&S Agreement") between us, New PTRS, LLC, a Florida limited liability company ("New PTRS"), Coastal Health Care Solutions, LLC, a Florida limited liability company ("CHCS"), Professional Therapy & Rehabilitation Services, LLC, a Florida limited liability company ("PTRS LLC"), Professional Therapy & Rehab Services, Inc., a Florida corporation ("PTRS Inc."), Nursing Solutions International, Inc., a Florida corporation ("NSI"), Marc Domb ("Domb"), and David Kyle ("Kyle").

     New PTRS is a wholly-owned subsidiary of the Company. PTRS Inc. and NSI each owned 50% of the membership interests of CHCS and PTRS LLC. Domb owned 100% of the issued and outstanding shares of capital stock of PTRS Inc., and is an executive officer of PTRS Inc., PTRS LLC and CHCS. Kyle owned 100% of the issued and outstanding shares of capital stock of NSI Inc. and is an executive officer of NSI, PTRS LLC and CHCS.

     Pursuant to the P&S Agreement, we purchased substantially all of the assets of CHCS, PTRS LLC and PTRS Inc. (collectively, "Sellers") through New PTRS ("Buyer"). Under the terms of the P&S Agreement, we agreed to pay to Sellers an aggregate purchase price of:

     (a) $4,224,578, payable in cash at closing, which equals the difference between: (i) 65% of the Sellers' combined earnings before interest, taxes, depreciation and amortization ("EBITDA") for the period beginning July 1, 2004 and ended June 30, 2005, multiplied by five ("Down Payment"); and (ii) one-half of the purchase price adjustment ("Adjustment Amount");

     (b) an amount (to be determined), payable in cash on the first anniversary of the closing, equal to the sum of: (i) the difference between (A) the Sellers' combined EBITDA for the period beginning January 1, 2005 and ended December 31, 2005, multiplied by five, and (B) the sum of the Down Payment and the Adjustment Amount; and (ii) interest in an amount equal to 8% of the amount paid pursuant to this paragraph (b)(i).

     (c) an amount (to be determined), payable on the first anniversary of the closing in shares of our common stock, par value $0.001, as valued based on the average daily closing price during the period beginning June 1, 2006 and ending June 30, 2006, equal to the difference between: (i) the Seller's combined EBITDA for the period beginning July 1, 2005 and ending at the closing, and the Buyer's EBITDA for the period beginning at the closing and ending June 30, 2006; multiplied by five; and (ii) the Sellers' combined EBITDA for the period beginning January 1, 2005 and ended December 31, 2005, multiplied by five.

     (d) an amount (to be determined), payable on the second anniversary of the closing in shares of our common stock as valued based on the average daily closing price during the period beginning June 1, 2007 and ending June 30, 2007, equal to the difference between: (i) the Buyer's EBITDA for the period beginning July 1, 2006 and ending June 30, 2007, multiplied by five; and (ii) the sum of the cash and the value of the shares of common

                        FAMILY HOME HEALTH SERVICES INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 2005 AND 2004

     stock transferred to Seller pursuant to paragraphs (a) through (c) above.

     The total number of shares of common stock to be issued by us to Sellers shall not exceed one million shares.

     In connection with the P&S Agreement, Messrs. Ruark and Pilkington, directors, executive officers and principal shareholders of the Company, entered into an agreement with Sellers pursuant to which Messrs. Ruark and Pilkington will assign and deliver to Sellers, for no further consideration, any additional shares of common stock to which Sellers would be entitled, but for the one million share limitation contained in the Purchase Agreement, based upon the earnings of Sellers businesses for the periods specified in paragraphs (c) and (d) above.

     PTRS Inc., NSI, Domb and Kyle (collectively, "Seller Equityholders") joined the P&S Agreement to make the representations, warranties, covenants and indemnifications set forth in the P&S Agreement. Also, Domb and Kyle agreed to be employed by and not to compete with us, and Sellers and NSI agreed not to compete with Buyer or us.

     AMENDED LOAN AGREEMENT

     On April 5, 2006 ("Effective Date"), we entered into an Amended and Restated Loan Agreement ("Amended Loan Agreement") with our bank as "Lender." The Amended Loan Agreement replaces the Loan Agreement ("Loan Agreement") between us and Lender with Master Revolving Note and Security Agreement all dated November 10, 2005. In addition to the $1,300,000 revolving line of credit ("Line of Credit") previously extended to us by Lender pursuant to the Loan Agreement and the line of credit note ("Master Revolving Note"), the Amended Loan Agreement provides for a term loan of up to $3,750,000 to finance a portion of the consideration to be paid by us to Sellers under the P&S Agreement ("Term Loan").

     The Term Loan is evidenced by a term note dated the April 5, 2006 in the principal amount of $3,750,000 ("Term Note"). The principal of the Term
     Note is payable in equal installments of $125,000 per month plus interest for the first twelve months and $187,500 per month plus interest in year two. All outstanding principal and accrued but unpaid interest is due and payable on April 5, 2008 (unless sooner accelerated pursuant to the Amended Loan Agreement). The outstanding principal balance of the Master Revolving Note and the Term Note shall bear interest at a rate equal to the greater of (a) the prime rate or (b) the overnight rate plus 1%; plus or minus 0.50% in the case of advances under the Line of Credit, or 1.50% in the case of the Term Loan.

     As a fee for the Term Loan, we (a) delivered to Lender on April 5, 2006 a warrant for the purchase of 250,000 shares of common stock at a strike price of $1.20 per share, exercisable for five years following the Effective Date; and (b) shall, on July 5, 2006, either

                        FAMILY HOME HEALTH SERVICES INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 2005 AND 2004

     (i) pay to Lender the entire outstanding balance of the Term Loan plus accrued interest, or (ii) pay to Lender a commitment fee of $28,125, and deliver a warrant for the purchase of an additional 50,000 shares of common stock at a strike price of $1.20 per share, exercisable for five years following the Effective Date.

     The Line of Credit and Term Loan are collateralized by a security interest in substantially all of our assets pursuant to a Security Agreement dated April 5, 2006, and certain property of Mr. Ruark pursuant to Aircraft Security Agreements and Continuing Collateral Mortgages, each dated April 5, 2006. The Line of Credit and Term Loan are also secured by the corporate guarantees of Buyer, FHHS Michigan, and IFHHS (collectively, "Corporate Guarantors"), and the personal guarantees of Messrs. Ruark and Pilkington.

     The Amended Loan Agreement contains customary affirmative covenants for this type of financing arrangement including maintenance of books and records, notice of adverse events, maintenance of insurance, payment of taxes, and no payments on any subordinated indebtedness. There are also negative covenants against the issuance of shares of our capital stock, borrowing money, acting as a guarantor, subordinating any obligations, creating liens, transferring assets outside the ordinary course of business, making certain organizational changes and extending credit other than trade credit.

     We also agreed to comply with the following financial covenants: (a) maintain a tangible net worth of not less than $856,000 from March 31, 2006 until December 30, 2006, $1,850,000 from December 31, 2006 until December 30, 2007, and $2,282,000 from December 31, 2007 and at all times thereafter; and (b) maintain a fixed-charge coverage ratio of not less than
     1.25 to 1.00. The Amended Loan Agreement provides for customary events of default, including failure to pay principal, interest or fees when due, breach of covenants, termination of any guarantees of the indebtedness, commencement of certain insolvency or receivership events, adverse changes in our business and change of our management or majority ownership. Upon the occurrence of an event of default, all outstanding obligations may be accelerated and declared immediately due and payable.

14.  COMMON STOCK OPTIONS

     On December 15, 2005, the Board of Directors authorized the issuance to Mr. Ruark, the Company's Chief Executive Officer and President, options to purchase 650,000 shares of our common stock at an exercise price of $0.20 per share. The options are immediately exercisable and expire on December 15, 2015. The options were issued in consideration of Mr. Ruark's personal guaranty of a $1.3 million credit facility extended to us by our bank, which guaranty was required as a condition to the

                        FAMILY HOME HEALTH SERVICES INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 2005 AND 2004

     granting of the loan. The number of options was determined by reference to a formula of 10% of the amount of the loan amount (ie. $130,000) divided by the grant date value per share of $0.20, which formula was determined by the Board of Directors to represent a fair basis upon which to compensate Mr. Ruark for his personal guaranty.

     We recorded the estimated fair value of the guaranty, $130,000, as additional paid in capital and deferred financing costs which are included in other assets on the December 31, 2005 consolidated balance sheet. The financing costs are being amortized as interest expense over the estimated commitment term of the revolving credit facility.

15.  FOURTH QUARTER ADJUSTMENTS

     During the quarter ended December 31, 2005, the Company recorded approximately $590,000 of downward pre-tax adjustments to reduce Medicare revenues to their net realizable value and to accrue discretionary bonus compensation. The aggregate effect of such adjustments was to reduce net operating results by approximately $407,000 ($0.02 per share).

                                    * * * * *

                                  EXHIBIT INDEX

EXHIBIT
NO.      DESCRIPTION
-------  -----------
3.1.1    Articles of Incorporation of the Company*

3.1.2 Certificate of Amendment to Articles of Incorporation of the Company to Change Corporate Name (filed herewith)

3.2      Bylaws of the Company (as amended and restated) dated November 10, 2005**

10.1     Ownership Exchange Agreement, dated January 17, 2005, between the Company,
         Family Home Health Services, LLC and Messrs. Ruark and Pilkington***

10.2     Purchase Agreement, dated July 1, 2005, by and between the Company and
         Messrs. Ruark and Pilkington+

10.3     Purchase Agreement and Addendum to Purchase Agreement, each dated July 1,
         2005, by and between the Company and Home Care Partners, LLC+

10.4     Purchase and Sale Agreement, made on April 5, 2006, between the Company,
         New PTRS, LLC, Coastal Health Care Solutions, LLC, Professional Therapy &
         Rehabilitation Services, LLC, Professional Therapy & Rehab Services, Inc.,
         Nursing Solutions International, Inc., Marc Domb and David Kyle++

10.5 Agreement, dated April 5, 2006, by and among Messrs. Ruark and Pilkington and Coastal Health Care Solutions, LLC, Professional Therapy &
         Rehabilitation Services, LLC and Professional Therapy & Rehab Services,
         Inc.++

10.6     Non-Competition Agreement, made as of April 5, 2006, by the Company, New
         PTRS, LLC, Coastal Health Care Solutions, LLC, Professional Therapy &
         Rehabilitation Services, LLC, Professional Therapy & Rehab Services, Inc.
         and Nursing Solutions International, Inc.++

10.7     Warrant to Purchase Common Stock issued by the Company to Lender on April
         5, 2006++

10.8     Security Agreement (All Assets), dated as of April 5, 2006, made by the
         Company in favor of Comerica Bank++

10.9.1   Loan Agreement between the Company and Comerica Bank with Master
         Revolving Note and Security Agreement all dated November 10, 2005**

10.9.2   Amended and Restated Loan Agreement, including Term Note, between the
         Company and Comerica Bank dated April 5, 2006++

10.10    Master Equipment Lease Agreement between the Company and US Express
         Leasing, Inc., dated January 16, 2006+++

11.1     Statement Regarding Computation of Per Share Earnings (See Notes to
         Consolidated Financial Statements, Note 1)

21       List of Subsidiaries (filed herewith)

31.1     Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
         (filed herewith)

31.2     Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
         (filed herewith)

32.1     Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to
         Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.2     Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to
         Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)


* Incorporated by reference to the Registrant's Form 10-SB filed with the Commission on June 15, 2001 (File No. 000-32887).

**       Incorporated by reference to the Registrant's Quarterly Report on Form
         10-QSB for the quarter ended September 30, 2005 filed with the Commission on November 14, 2005 (File No. 000-32887).

*** Incorporated by reference to the Registrant's Current Report on Form 8-K filed with the Commission on March 16, 2005 (File No. 000-32887).

+ Incorporated by reference to the Registrant's Current Report on Form 8-K filed with the Commission on July 8, 2005 (File No. 000-32887).

++ Incorporated by reference to the Registrant's Current Report on Form 8-K filed with the Commission on April 11, 2006 (File No. 000-32887).

+++      Incorporated by reference to the Registrant's Form 8-K filed on February 1,
         2006 (File No. 000-32887).