Form 10QSB
period 2006-03-31
FAMILY HOME HEALTH SERVICES, INC.
filed 2006-07-10
CIK 1142336

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-QSB

☑	QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006

☐	TRANSITION REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number: 000-32887
FAMILY HOME HEALTH SERVICES INC.
(EXACT NAME OF SMALL BUSINESS ISSUER AS SPECIFIED IN ITS CHARTER)

NEVADA	02-0718322
(STATE OR OTHER JURISDICTION OF INCORPORATION OR ORGANIZATION)	(I.R.S. EMPLOYER IDENTIFICATION NO. )
801 WEST ANN ARBOR TRAIL
SUITE 200
PLYMOUTH, MICHIGAN
48170
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICE) (ZIP CODE)
(734) 414-9990
(REGISTRANT’S TELEPHONE NUMBER, INCLUDING AREA CODE)
Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date

Class	Outstanding at June 30, 2006

Common stock, $0.01 par value	26,667,254

 (ii)

PART I. — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (unaudited)
FAMILY HOME HEALTH SERVICES INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	(Unaudited)
	March 31,	December 31,
	2006	2005
ASSETS
Current assets
Cash and cash equivalents	$50,308	$55,109
Accounts receivable, net	3,156,729	2,295,718
Current portion of advances to affiliates	133,599	115,599
Prepaid expenses and other current assets	174,816	135,844
Deferred income taxes	150,000	120,000

Total current assets	3,665,452	2,722,270

Net property and equipment	841,711	782,256

Other assets	283,782	298,335

Goodwill	1,250,000	1,250,000

Total assets	$6,040,945	$5,052,861

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$548,119	$494,141
Line-of-credit borrowings	802,399	485,208
Current portion of long-term debt	180,326	275,728
Current portion of capital lease obligations	91,122	45,907
Accrued compensation	684,145	474,750
Accrued expenses	317,327	436,827
Deferred revenue and payor advances	1,609,558	1,160,000

Total current liabilities	4,232,996	3,372,561

Long-term debt, net of current portion	118,272	118,812

Capital lease obligations, net of current portion	366,596	168,489

Total liabilities	4,717,864	3,659,862

Commitment (Note 6)

Stockholders’ equity
Common stock, $.001 par value; authorized 50,000,000 shares, issued and outstanding 26,617,254 shares	26,617	26,617
Additional paid-in capital	729,834	729,834
Retained earnings	566,630	636,548

Total stockholders’ equity	1,323,081	1,392,999

Total liabilities and stockholders’ equity	$6,040,945	$5,052,861

The accompanying notes are an integral part of these condensed consolidated financial statements.

FAMILY HOME HEALTH SERVICES INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	(Unaudited)
	Three Months Ended March 31,
	2006	2005
Revenue
Net Medicare patient service revenue	$4,673,104	$3,839,632
Management fee income and other revenues	95,587	129,655

Total revenue	4,768,691	3,969,287

Costs of revenue	1,922,020	1,315,540

Gross profit	2,846,671	2,653,747

Selling, general and administrative expenses	2,917,213	1,827,723

Operating (loss) income	(70,542)	826,024

Interest expense	(29,376)	(12,712)

(Loss) income before income taxes (benefit)	(99,918)	813,312

Income taxes (benefit)	(30,000)	280,000

Net (loss) income	$(69,918)	$533,312

Basic earnings per share:
Weighted average shares outstanding	26,617,254	26,250,000
Net (loss) income per share	$(0.00)	$0.02

The accompanying notes are an integral part of these condensed consolidated financial statements.

FAMILY HOME HEALTH SERVICES INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	(Unaudited)
	Three Months Ended March 31,
	2006	2005
Cash flows from operating activities
Net (loss) income	$(69,918)	$533,312
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities
Depreciation and amortization	41,106	4,431
Deferred income tax benefit	(30,000)	—
Changes in assets and liabilities that provided (used) cash,
Accounts receivable, net	(861,011)	(2,947)
Prepaid expenses and other current assets	91,028	(9,372)
Other assets	14,553	(2,055)
Accounts payable	187,323	(118,149)
Deferred revenue and payor expenses	499,558	103,539
Accrued expenses and other current liabilities	39,895	490,322

Net cash (used in) provided by operating activities	(87,466)	999,081

Cash flows from investing activities
Purchases of property and equipment	(88,640)	(73,034)
Advances to affiliates	(18,000)	(124,739)

Net cash used in investing activities	(106,640)	(197,773)

Cash flows from financing activities
Net line-of-credit borrowings	317,191	—
Repayments of long-term debt	(107,863)	(11,334)
Repayments of capital leases	(20,023)	—
Repayments of net advances from related-party	—	(135,000)

Net cash provided by (used in) financing activities	189,305	(146,334)

(Decrease) increase in cash and cash equivalents	(4,801)	654,974
Cash and cash equivalents, beginning of period	55,109	209,088

Cash and cash equivalents, end of period	$50,308	$864,062

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Note 1 — Basis of Presentation
The accompanying unaudited condensed consolidated financial statements of Family Home Health Services Inc. (the “Company”) include the accounts of the Company and its subsidiaries: Family Home Health Services, LLC, a Delaware limited liability company (“FHHS Florida”), FHHS, LLC, a Michigan limited liability company (“FHHS Michigan”) and RPRE Holdings, LLC, a Florida limited liability company (“RPRE Holdings”), which are wholly-owned by the Company, and Illinois Family Home Health Services, LLC, an Illinois limited liability company (“FHHS Illinois”), which is majority-owned by the Company. All material intercompany transactions and accounts have been eliminated in consolidation. The condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included.
Operating results for the three months ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. The Company’s business normally experiences some seasonality in its operations. In general, operating income tends to be lower in the second and third quarters due to the seasonality of the senior population residing in the Company’s South Florida markets. For further information, refer to the consolidated financial statements and footnotes included in the Company’s recent 10-KSB filing dated May 22, 2006 which contain audited financial statements for the years ended December 31, 2005 and 2004. The Company also closed on a significant business acquisition in April 2006 which will impact expected earnings for the remainder of the year (see Note 11).
Note 2 – Recapitalization
On January 17, 2005, the Company, an inactive public shell company formerly known as Myocash, Inc., issued an aggregate of 20,000,000 shares of its common stock to the members of FHHS Florida in exchange for all of the members’ outstanding membership interests in FHHS Florida. Also in connection with the transaction, the Company’s former sole shareholder transferred an aggregate of 4,050,000 shares of common stock to the former members of FHHS Florida for no additional consideration. Concurrent with the above transactions, the former members of FHHS Florida became officers of the Company (the former members of FHHS Florida were appointed to the Board of Directors of the Company in November 2004). For accounting purposes, the transaction has been treated as a recapitalization of the Company with FHHS Florida as the acquirer (i.e., a reverse acquisition) and accordingly, the operations presented in these consolidated financial statements are those of FHHS Florida prior to the merger. The financial position of the Company as of the date of the reverse merger was diminimus as the inactive shell company had no business operations. Since the transaction is considered a recapitalization and not a business combination for accounting purposes, no proforma information is presented but if presented, would be essentially the same as the operating results presented herein since the Company had virtually no activity prior to the recapitalization.
Note 3 — Use of Estimates
The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions and select accounting policies that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting year. The Company’s consolidated financial statements include amounts that are based on management’s best estimates and judgments. Actual results could differ from those estimates.
The most critical estimates relate to revenue recognition, the collectibility of accounts receivable and related reserves, obligations under workers compensation, professional liability, Medicare settlement issues, and the realization of deferred income tax assets.
Note 4 – Segment Information
The Company currently operates in one business segment defined by management as providing home health care services to Medicare eligible patients. As of March 31, 2006, that home health segment had operations in Florida, Michigan and Illinois.
Note 5 – Reclassification
Certain amounts in the unaudited March 31, 2005 and the audited December 31, 2005 financial statements have been reclassified to conform to the classifications used in the current period. These reclassifications relate principally to the balance sheets at those dates and do not affect reported results of operations for any period.
Note 6 – Commitment
Lot Purchase and Development Agreement: In October 2005, the Company established a wholly-owned subsidiary, RPRE Holdings, to purchase real estate and a new building to support its growing operation in southwest Florida. Specifically, the subsidiary entered into a lot purchase and development agreement to acquire a 5,000 square foot building including the building lot, site upgrades and fees. The total purchase price is approximately $970,000 with 10% due at the signing of the agreement, 50% due at closing and the remaining balance due upon applicable construction benchmarks. The Company can cancel the agreement and forfeit any deposit monies at any point prior to closing. As of March 31, 2006, a $97,000 deposit was included in “Other Assets” on the balance sheet. Financing for the remaining purchase price has been negotiated with the Company’s lender under a non-binding term sheet and the Company anticipates that it will close on the agreement sometime during the third quarter of 2006.
Note 7 – Legal Matters
The Company is involved in litigation and regulatory investigations arising in the normal course of conducting its business. Management estimates that these matters will be resolved without material adverse effect on the Company’s future financial position, results of operations or cash flows.
Note 8 – Computations of Earnings per Share
Basic earnings or loss per share is based on the weighted average common shares outstanding during the period. Diluted earnings or loss per share includes the dilutive effect of additional potential common shares that could be issued upon the exercise of common stock options.
As of March 31, 2005, there were no adjustments in the computation of diluted earnings per common share since the Company had no common stock equivalents. As of March 31, 2006, diluted loss per share and basic loss per share are equivalent because the assumed exercise of common stock options would be anti-dilutive.
Note 9 – Net Revenues
Under the Prospective Payment System (“PPS”) for Medicare reimbursement, net revenues are recorded based on a reimbursement rate which varies based on the severity of the patient’s condition, service needs, and certain other factors. The Company recognizes revenue ratably over the 60 day episodic period. Revenue is subject to adjustment during this period if there are significant changes in the patient’s condition during the treatment period.
At the onset of each patient episode, total estimated Medicare billings under PPS are recognized as receivables and deferred revenue. Deferred revenue is subsequently amortized into revenue over the 60-day episodic period with accounts receivable being adjusted by actual cash collections.
The process for recognizing revenue under the Medicare program is based on certain assumptions and judgments, including the appropriateness of the clinical assessment of each patient at the time of certification and the level of adjustments to the fixed reimbursement rate for patients who receive a limited number of visits, have significant changes in condition, or are subject to certain other factors during the episode. As a result of these variables, there is at least a reasonable possibility that some patient revenue estimates will fluctuate up or down in the near term. Those differences between estimated and actual reimbursement amounts are deducted from or added to gross accounts receivable as revenue adjustments in the period when the actual reimbursement is first quantified.
Note 10 — Recently Issued Accounting Standards
In April 2005, the Securities and Exchange Commission (“Commission”) adopted a new rule that amends the compliance dates for implementation of the Financial Accounting Standard Board’s (“FASB”) Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123R”). The Statement requires that compensation cost relating to share-based payment transactions be recognized in financial statements and that this cost be measured based on the fair value of the equity or liability instruments issued. SFAS No. 123R covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. The Company adopted SFAS No. 123R on January 1, 2006. There is no impact from the new standard on the Company’s results of operations as there were no new share-based compensation arrangements awarded in the current period.
Note 11 – Subsequent Events
Business Acquisition
On April 5, 2006, the Company entered into and closed on a Purchase and Sale Agreement (“Purchase Agreement”) between the Company, New PTRS, Coastal Health Care Solutions, LLC, a Florida limited liability company (“CHCS”), Professional Therapy & Rehabilitation Services, LLC, a Florida limited liability company (“PTRS LLC”), Professional Therapy & Rehab Services, Inc., a Florida corporation (“PTRS Inc.”), Nursing Solutions International, Inc., a Florida corporation (“NSI”), Marc Domb (“Domb”), and David Kyle (“Kyle”).
PTRS Inc. and NSI each owned 50% of the membership interests of CHCS and PTRS LLC. Domb owned 100% of the issued and outstanding shares of capital stock of PTRS Inc., and is an executive officer of PTRS Inc., PTRS LLC and CHCS. Kyle owned 100% of the issued and outstanding shares of capital stock of NSI Inc. and is an executive officer of NSI, PTRS LLC and CHCS.
Pursuant to the Purchase Agreement, the Company purchased substantially all of the assets of CHCS, PTRS LLC and PTRS Inc. (collectively, “Sellers”) through New PTRS. With those assets, New PTRS, LLC will operate a medical staffing and recruiting firm in Southeast Florida.
Under the terms of the Purchase Agreement, the Company agreed to pay to Sellers an aggregate purchase price of:
(a) $4,224,578, payable in cash at closing, which equals the difference between: (i) 65% of the Sellers’ combined earnings before interest, taxes, depreciation and amortization (“EBITDA”) for the period beginning July 1, 2004 and ending June 30, 2005, multiplied by five (“Down Payment”); and (ii) one-half of the purchase price adjustment (“Adjustment Amount”);
(b) an amount (to be determined), payable in cash on the first anniversary of the closing, equal to the sum of: (i) the difference between (A) the Sellers’ combined EBITDA for the period beginning January 1, 2005 and ending December 31, 2005, multiplied by five, and (B) the sum of the Down Payment and the Adjustment Amount; and (ii) interest in an amount equal to 8% of the amount paid pursuant to this paragraph (b)(i).
(c) an amount (to be determined), payable on the first anniversary of the closing in shares of the Company’s common stock, par value $0.001, as valued based on the average daily closing price during the period beginning June 1, 2006 and ending June 30, 2006, equal to the difference between: (i) the Seller’s combined EBITDA for the period beginning July 1, 2005 and ending at the closing, and the Buyer’s EBITDA for the period beginning at the closing and ending June 30, 2006; multiplied by five; and (ii) the Sellers’ combined EBITDA for the period beginning January 1, 2005 and ending December 31, 2005, multiplied by five.
(d) an amount (to be determined), payable on the second anniversary of the closing in shares of the Company’s common stock as valued based on the average daily closing price during the period beginning June 1, 2007 and ending June 30, 2007, equal to the difference between: (i) the Buyer’s EBITDA for the period beginning July 1, 2006 and ending June 30, 2007, multiplied by five; and (ii) the sum of the cash and the value of the shares of common stock transferred to Sellers pursuant to paragraphs (a) through (c) above.
The total number of shares of common stock to be issued by the Company to Sellers shall not exceed one million shares.
In connection with the Purchase Agreement, Kevin Ruark and James Pilkington, directors, executive officers and principal shareholders of the Company, entered into an agreement with Sellers pursuant to which Messrs. Ruark and Pilkington will assign and deliver to Sellers, for no further consideration, any additional shares of common stock to which Sellers would be entitled, but for the one million share limitation contained in the Purchase Agreement, based upon the earnings of Sellers’ businesses for the periods specified in paragraphs (c) and (d) above.
PTRS Inc., NSI, Domb and Kyle (collectively, “Seller Equityholders”) joined the Purchase Agreement to make the representations, warranties, covenants and indemnifications set forth in the Purchase Agreement. Also, Domb and Kyle agreed to be employed by and not to compete with the Company, and Sellers and NSI agreed not to compete with Buyer or the Company
Amended Loan Agreement
On April 5, 2006, the Company entered into an Amended and Restated Loan Agreement (“Amended Loan Agreement”) with its bank as “Lender.” The Amended Loan Agreement replaced the Loan Agreement with Master Revolving Note and Security Agreement, between the Company and Lender, all dated November 10, 2005. In addition to the $1,300,000 revolving line of credit previously extended to the Company by Lender pursuant to the loan agreement and the line of credit note, the Amended Loan Agreement provides for a term loan of up to $3,750,000 to finance a portion of the consideration to be paid by the Company to Sellers under the Purchase Agreement.
The term loan is evidenced by a term note dated April 5, 2006 in the principal amount of $3,750,000. The principal of the term note is payable in equal installments of $125,000 per month plus interest for the first twelve months and $187,500 per month plus interest in year two. All outstanding principal and accrued but unpaid interest is due and payable on April 5, 2008 (unless sooner accelerated pursuant to the Amended Loan Agreement). The outstanding principal balance of the master revolving note and the term note shall bear interest at a rate equal to the greater of (a) the prime rate or (b) the overnight rate plus 1%; plus or minus 0.50% in the case of advances under the line of credit, or 1.50% in the case of the term loan.
As a fee for the term loan, the Company (a) delivered to Lender on April 5, 2006 a warrant for the purchase of 250,000 shares of common stock at a strike price of $1.20 per share, exercisable for five years; and (b) agreed, on July 5, 2006, either (i) pay to Lender the entire outstanding balance of the term loan plus accrued interest, or (ii) pay to Lender a commitment fee of $28,125, and deliver a warrant for the purchase of 50,000 shares of common stock at a strike price of $1.20 per share, exercisable for five years.
The line of credit and term loan are collateralized by a security interest in substantially all assets of the Company pursuant to a Security Agreement dated April 5, 2006, and certain property of Mr. Ruark pursuant to Aircraft Security Agreements and Continuing Collateral Mortgages, each dated April 5, 2006. The line of credit and term loan are also secured by the corporate guarantees of New PTRS, FHHS Florida, FHHS Michigan, and FHHS Illinois, and the personal guarantees of Messrs. Ruark and Pilkington.
The Amended Loan Agreement contains customary affirmative covenants for this type of financing arrangement including maintenance of books and records, notice of adverse events, maintenance of insurance, payment of taxes, and no payments on any subordinated indebtedness. There are also negative covenants against the issuance of shares of the Company’s capital stock, borrowing money, acting as a guarantor, subordinating any obligations, creating liens, transferring assets outside the ordinary course of business, making certain organizational changes and extending credit other than trade credit.

The Company also agreed to comply with the following financial covenants: (a) maintain a tangible net worth of not less than $4,856,000 from March 31, 2006 until December 30, 2006, $1,850,000 from December 31, 2006 until December 30, 2007, and $2,282,000 from December 31, 2007 and at all times thereafter; and (b) maintain a fixed-charge coverage ratio of not less than 1.25 to 1.00. The Amended Loan Agreement provides for customary events of default, including failure to pay principal, interest or fees when due, breach of covenants, termination of any guarantees of the indebtedness, commencement of certain insolvency or receivership events, adverse changes in the business of the Company and change of the Company’s management or majority ownership. Upon the occurrence of an event of default, all outstanding obligations may be accelerated and declared immediately due and payable.
Equity Funding Agreement
On May 24, 2006, we entered into and closed a funding agreement with Barron Partners, LP (“Barron”). Pursuant to a Preferred Stock Purchase Agreement that was dated effective May 18, 2006, which set forth the terms of the funding, we agreed to issue 4,375,000 shares of restricted Series A Preferred Stock to Barron at $0.40 per share for gross proceeds of $1,750,000. The Series A Preferred Stock is convertible into an equivalent number of shares of our common stock on a share-for-share basis, and is subject to adjustment in the event of certain corporate transactions.
We also issued to Barron 4,000,000 A Warrants exercisable at $0.60 per share, 1,750,000 B Warrants exercisable at $0.75 per share, and 5,750,000 C Warrants exercisable at $2.80 per share. The warrants are exercisable immediately and expire on May 24, 2011. At any time that the average closing sale price of our common stock is equal to or in excess of $1.02 for the A Warrants, $1.30 for the B Warrants and $4.76 for the C Warrants, for a period of at least seventeen (17) out of twenty (20) consecutive trading days, or in the case of the C Warrants the Company acquires another company in the home health care industry at a multiple not to exceed 5.5 times the acquired company’s trailing EBITDA, and in each case there is an effective registration statement covering the shares underlying the warrants, we have the right, upon twenty days written notice to the warrant holders, to call the warrant for cancellation at the exercise price in whole or in part.
Under our agreements with Barron, if we fail to meet certain per share income targets for 2006, we will decrease the conversion value of the Series A Preferred Stock and the exercise price of the Warrants to a maximum decrease of 40% if we are below the targets and a maximum of 70% if we have no income or if we incur a net loss. The Preferred Stock Purchase Agreement also prevents any executive officer or director of our company from selling any shares for a period of eighteen months from the closing date.
Concurrently with the entry into and closing upon the Preferred Stock Purchase Agreement on May 24, 2006, we entered into a Registration Rights Agreement with Barron pursuant to which we agreed to register the common shares issuable upon conversion of the outstanding shares of the Series A Preferred Stock and the common shares issuable upon exercise of the warrants held by Barron.
Under our agreements with Barron we have also agreed to take the following actions when indicated:

•	Twenty days after filing a Schedule 14C with the Commission, to amend our articles of incorporation to increase our authorized capitalization to 100,000, 000 shares of common stock, par value $0.001 per share and 10,000,000 shares of preferred stock, par value $.001 per share.

•	To file a certificate of designations of Preferences, Rights and Limitations of Series A Convertible Preferred Stock.

•	Immediately upon the filing of the amended articles of incorporation and certificate of designations and in any event within 35 days following the closing date, to issue the share certificates for the Series A Preferred Stock.

•	Within 45 days after closing, to file a registration statement covering the resale of such registrable securities as determined by Barron.

•	Within 60 days after the closing date, to apply for listing on higher exchange or trading market.

•	Within 90 days of closing date, to cause the appointment of the majority of the board of directors to be qualified independent directors.

•	Within 90 days of closing date, to cause the appointment of a majority of outside directors to the audit and compensation committees of the board of directors.
The Preferred Stock Purchase Agreement, the Registration Rights Agreement and the Warrants all contain liquidated damages provisions requiring us to issue additional shares or cash to Barron if we breach our covenants.
The maximum potential funding pursuant to our agreements with Barron, including the purchase of the Series A Preferred Stock and assuming the exercise of all of the warrants, of which there is no assurance, is approximately $22,000,000. At closing, we paid a $50,000 due diligence fee to Barron and agreed to issue the following consideration to the following listed financial advisers for services rendered by them to us in connection with this transaction: Westminster Securities Corporation (“Westminster”), which acted as placement agent for this transaction, $87,500 plus a non-accountable expense allowance of $52,500, 437,000 shares of Series A Preferred Stock, 400,000 A Warrants, 175,000 B Warrants and 575,000 C Warrants issuable to Westminster or its designees, including Park Financial Group, Inc.
Also in connection with the above transaction, on May 24, 2006, we entered into a Placement Agent Agreement with Westminster dated effective January 25, 2006, pursuant to which Westminster would act as the exclusive placement agent for the Company on a best efforts basis with respect to the offering of securities to Barron. For acting as Placement Agent, Westminster or its designees received the consideration consisting of cash and securities as described above. We also agreed to register the common shares underlying the warrants and the Series A Preferred Stock issued to Westminster. Further, on May 9, 2006, we issued 50,000 shares of our common stock as a retainer pursuant to the terms of our engagement letter dated effective January 25, 2006 with Westminster.
Capital Stock
On July 5, 2006, we amended and restated our articles of incorporation to increase the number of common shares authorized from 50,000,000 to 100,000,000 shares. We also increased the number of preferred shares from 5,000,000 to 10,000,000, all of which is Series A Preferred with certain rights and preferences which include, but are not limited to, no dividends or voting rights and conversion rights under certain circumstances into common stock on a one-to-one basis.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
Safe Harbor and Forward-Looking Statements
This quarterly report on Form 10-QSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (“Securities Act”) and Section 21E of the Exchange Act. Any statements about our expectations, beliefs, plans, objectives, assumptions or future events or performance are not historical facts and may be forward-looking. These statements are often, but not always, made through the use of words or phrases such as “anticipate,” “estimate,” “plans,” “projects,” “continuing,” “ongoing,” “expects,” “management believes,” “we believe,” “we intend” and similar words or phrases. Accordingly, these statements involve estimates, assumptions and uncertainties, which could cause actual results to differ materially from those expressed in them.
Because the factors discussed in this quarterly report could cause actual results or outcomes to differ materially from those expressed in any forward-looking statements made by us or on behalf of our Company, you should not place undue reliance on any such forward-looking statements. Further, any forward-looking statement speaks only as of the date on which it is made, and we undertake no obligation to update any forward-looking statement or statements to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time, and it is not possible for us to predict which will arise. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.
Business Overview
The Company was incorporated in Nevada in 2000 under the name Myocash, Inc. as a special purpose acquisition entity that had no operations or business activity. On January 17, 2005, the Company closed on a reverse merger with FHHS Florida owned by our largest stockholders, Messrs. Ruark and Pilkington, that had been engaged in providing home health care services since September 2003. Following the reverse merger, the Company changed its corporate name to its current name.
The Company, including its subsidiaries, is a leading provider of home health care services in Florida, Michigan and Illinois. The Company is primarily an inactive holding company and our main operations are conducted through its subsidiaries. There are four broad categories of home health care services: (1) home health skilled services including nursing, physical therapy, occupational therapy, speech therapy, and medical social work, (2) infusion therapy, (3) respiratory therapy, and (4) home medical equipment. The Company is engaged primarily in the home health skilled services sector of the home health care business, offering all six disciplines reimbursable under Medicare, thereby providing comprehensive care and "one-stop" shopping convenience for our customer base. This is a fundamental strategy designed to maximize referrals from third parties such as physicians who will benefit from the convenience of having a single source for services rather than coordinating multiple service providers. The services we offer on a 24 hour per day, 365 day per year basis include:

•	Skilled nursing

•	Physical therapy

•	Occupational therapy

•	Speech therapy

•	Medical social work

•	Home health aids
The home health care business has been experiencing significant growth. The National Health Statistics Group at the Centers for Medicare and Medicaid Services recently stated that, driven by increases in public spending, home health spending was expected to grow 13.2 percent in 2005, reaching nearly $49 billion. Public spending now accounts for 75 percent of all home health spending and it is projected to exceed 80 percent in 2015, when spending on home health is projected to reach nearly $104 billion. Although home health care currently represents a relatively small percentage of the total national health care bill, it is the fastest-growing health care sector. However, the increases in home health care spending have also been accompanied by cost reduction efforts that could reduce Medicare reimbursements in years to come. The recent budget plan proposed by President Bush would reduce Medicare home health care provider reimbursements in order to achieve savings of $3.5 billion over the next five years.

Results of Operations
Comparison of the three months ended March 31, 2006 to the three months ended March 31, 2005.
Revenue: For the three months ended March 31, 2006, net patient service revenue increased $830,000 to $4,670,000, a 21.7% increase over the same period in 2005. The increase was attributable to our expansion into five new markets during the second and third quarters of 2005; two branches in April and one each in June, July and September. Those new branches contributed over $1,000,000 in new revenue during the quarter
Gross Profit: Gross profit margin decreased to 59.7% for the three months ended March 31, 2006 from 66.9% for the three months ended March 31, 2005. This 7% swing was caused by weaker management of fixed reimbursement rates and limited utilization of salaried staff in all of our markets, with the biggest drop in our immature branches.
Selling, General and Administrative Expenses: For the three months ended March 31, 2006, selling, general and administrative expenses increased approximately $1,090,000 to $2,917,000 over the same period in 2005. This 60% increase was directly attributable to increases in salary and benefits paid to business development and clinical management staff hired to procure and process the growing patient census at each of our branches. Additional corporate resources were also hired to support our growing local operations.
Operating Income: As a result of the foregoing, income from operations decreased nearly $900,000, or 108.5% to a loss of $70,000 for the three months ended March 31, 2006 from income of $830,000 for the three months ended March 31, 2005. Specifically, the new regions that were started during 2005 continued to be a significant drain on our operations. Those markets yielded operating losses of approximately $350,000 for the period. Management has recently restructured those specific branches in an effort to minimize short term losses with a goal to return to profitability by the end of the third quarter.
Other Income (Expense): Interest expense increased during the comparative periods as the Company utilized its revolving credit facility. Average outstanding balances were approximately $650,000 during the quarter versus no revolving debt balances in 2005.
Income Taxes: The provision for income taxes for the three months ended March 31, 2006 resulted in a benefit of $30,000 as compared to expense of $280,000 for the first quarter 2005. The provision for both periods was based on pre-tax results at statutory rates of 34% with only minimal impact from non-deductible expenses.
Net Income(Loss): Net income decreased $600,000 to a loss of $70,000 in the three months ended March 31, 2006 from a net income of $530,000 during the first three months of 2005.
Inflation
The rate of inflation had no material effect on operations for the three months ended March 31, 2006 or 2005.
Liquidity and Capital Resources
Cash and cash equivalents were approximately $50,000 as of March 31, 2006 and December 31, 2005. At March 31, 2006, there was a working capital deficiency of $568,000, a slight improvement of approximately $80,000 over December 31, 2005.

The Company used cash in its operating activities of approximately $90,000 during the three months ended March 31, 2006, a marked contrast to the $1,000,000 in cash that was generated from operations for the same period in 2005. The 2006 operating deficiency resulted primarily from a $410,000 increase in our net receivable position with Medicare. As a whole, operating cash from the first quarter of 2005 was a direct result of $530,000 in net income and deferring accrued expenses and tax obligations totaling almost $500,000.
Cash outflows from investing activities totaled $110,000 and $200,000, respectively, for the three months ended March 31, 2006 and 2005. Investing activity in both periods consisted of equipment purchases and advances to affiliates.
Cash provided by financing activities totaled $190,000 for the three months ended March 31, 2006 and consisted of borrowings on our credit facility net of principal payments on long-term debt and capital leases. Net cash used in financing activities totaled $146,000 for the same three month period in 2005, consisting primarily of repayments on related party advances.
The Company’s working capital needs consist primarily of support for operations such as salaries and normal vendor payments. The nature of the Company’s business requires bi-weekly payments to health care personnel at the time patient services are rendered. The Company typically receives payments for these services within a range of 90 days with respect to Medicare programs. The Company’s operations are not capital intensive with the exception of expenditures for software and computer equipment. The Company intends to fund its short-term liquidity needs through a combination of current cash balances, cash flows from operations and availability within its current credit facilities or capital leases. Our long-term needs are highly dependent on our acquisition strategy. We cannot readily predict the timing, size, and success of our acquisition efforts and the associated capital commitments. If we do not have sufficient cash resources, our growth could be limited unless we obtain additional equity or debt financing. At some future point we may elect to issue additional equity securities in conjunction with raising capital or completing an acquisition (Note 11).
Recent Accounting Pronouncements
In April 2005, the Commission adopted a new rule that amends the compliance dates for implementation of FASB’s SFAS No. 123R. The Statement requires that compensation cost relating to share-based payment transactions be recognized in financial statements and that this cost be measured based on the fair value of the equity or liability instruments issued. SFAS No. 123R covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. The Company adopted SFAS No. 123R on January 1, 2006. There is no impact from the new standard on the Company’s results of operations as there were no new share-based compensation arrangements awarded in the current period.
Critical Accounting Policies
The Company has identified the following accounting policies that require significant judgment. We believe our judgments relating to revenue recognition and the collectibility of accounts receivable are appropriate.
See Note 9 in the aforementioned Notes to Interim Condensed Consolidated Financial Statements for further discussion and interpretation.
Seasonality
The Company’s business normally experiences some seasonality in its operations. In general, operating income tends to be lower in the second and third quarters due to the seasonality of the senior population residing in the Company’s South Florida markets. For further information, refer to the financial statements and footnotes included in the Company’s recent 10-KSB filing dated May 22, 2006 which contain audited financial statements for the years ended December 31, 2005 and 2004.
Off-Balance Sheet Arrangements
As of March 31, 2006 and 2005, the Company had not entered into any material off-balance sheet arrangements.
ITEM 3. CONTROLS AND PROCEDURES
Material Weaknesses in Disclosure Controls and Procedures
Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-14(c) and 15d-14(c) under the Exchange Act. That review concluded that our financial software and internal processes during 2005 were inadequate to ensure that our revenue was calculated, summarized and reported within the time periods specified in the Exchange Act.
During 2005, management implemented several measures to address those deficiencies. We purchased new software programs and implemented new systems for processing billings and collections. Those systems were fully operational as of January 1, 2006. We also expanded our financial staff by hiring a corporate controller and other accounting personnel. As a result of these corrective actions, management believes it has at least partially remediated the deficiencies that were identified in its review of disclosure controls and procedures, and rectified some of the processing and reporting delays caused by these deficiencies in the past. The Company intends to continue to pursue this process of remediation, and to evaluate and implement measures to continue to improve its disclosure controls and procedures.
Except for the items set forth above, there have been no changes in our internal controls during the first quarter of 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II - OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS.
None.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES.
Not applicable.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
None.
ITEM 5. OTHER INFORMATION.
On July 5, 2006, we filed with the Nevada Secretary of State (i) an amendment and restatement to our Articles of Incorporation (“Amended Articles”) increasing the number of shares of our common stock we are authorized to issue from 50,000,000 shares to 100,000,000 shares and increasing the number of shares of our preferred stock we are authorized to issue from 5,000,000 shares to 10,000,000 shares and (ii) a Certificate of Designations of Preferences, Rights and Limitations of Series A Convertible Preferred Stock( “Certificate of Designations’) to fix the rights, preferences, restrictions and other matters relating to a series of the preferred stock, which shall consist of up to 10,000,000 shares and shall be known as the Series A Preferred Stock.
The Amended Articles
A. Increase our authorized capital stock to 100,000,000 shares of common stock, par value $0.001 per share and 10,000,000 shares of preferred stock, par value $0.001 per share;
B. Authorize the Board of Directors to issue the preferred stock in series and, for any wholly unissued shares of preferred stock, to prescribe the classes, series and the number of each class or series of stock and the voting powers, designations, preferences, limitations, restrictions and relative rights of each class or series of stock (so-called “blank check preferred stock”);

C. Provide that terms and conditions of any rights, options and warrants approved by the Board of Directors may provide that any or all of such terms and conditions may be waived or amended only with the consent of the holders of a designated percentage of a designated class or classes of capital stock of the Company (or a designated group or groups of holders within such class or classes, including but not limited to disinterested holders; and
D. Eliminate or limit to the fullest extent permitted by the Nevada Revised Statutes the liability of directors and officers of the Company and to provide for indemnification and the advancement of expenses in defending actions.
Previously, our Articles of Incorporation authorized 50,000,000 shares of common stock and 5,000,000 shares of preferred stock, each with a par value $0.001 per share and did not give the Board of Directors the authority to establish the voting powers, designations, preferences, limitations, restrictions and relative rights of each class or series of stock. Further, our prior Articles of Incorporation did not contain any provisions with respect to the limitation of liability or the indemnification of our directors and officers.
The Certificate of Designations Creates a class of preferred stock comprised of 10,000,000 shares called the Series A Preferred Stock, par value $0.001 per share, and with the following rights and preferences:
•	No dividends

•	No voting rights, provided that the consent of the holders of the Series A Preferred Stock is required to (a) alter or change adversely the powers, preferences or rights given to the Series A Preferred Stock or alter or amend this Certificate of Designations, (b) authorize or create any class of stock ranking as to dividends or distribution of assets upon a Liquidation (as defined in Section 5) senior to or otherwise pari passu with the Series A Preferred Stock, or any preferred stock possessing greater voting rights or the right to convert at a more favorable price than the Series A Preferred Stock, (c) amend its certificate or articles of incorporation or other charter documents in breach of any of the provisions hereof, (d) increase the authorized number of shares of Series A Preferred Stock, or (e) enter into any agreement with respect to the foregoing.

•	Upon any voluntary or involuntary liquidation, dissolution or winding-up, the holders of the Series B Preferred Stock are entitled to a preference of $0.40 per share before any distributions or payments may be made with respect to the Common Stock or any other class or series of capital stock which is junior to the Series B Preferred Stock.

•	Convertible into common stock on a 1-to-1 ratio at any time at the option of the holders and automatically converted upon 1) a public offering of the Company’s securities resulting in at least $10,000,000 of gross proceeds before deducting underwriting discounts and commissions and offering expenses, and reflecting a Company valuation of at least $100,000,000 or 2) A change in control of the Company. Provided further, that the holders of the Series A Preferred Stock may not convert the Series A Preferred Stock to the extent that such conversion would result in the holders owning more than 4.9% of the outstanding common stock. This limitation may not be amended without the consent of the holders of a majority of the outstanding common stock.

•	If, within two years after the closing, the Company issues common stock or options, warrants or other convertible securities at a price or with a conversion or exercise price less than the conversion price (initially $.40), with certain specified exceptions, the number of shares issuable upon conversion of one share of Series B Preferred Stock is adjusted, using a weighted average formula, to reflect such issuance.

•	While the Series B Preferred Stock is outstanding, the Company may not pay dividends on or redeem shares of common stock.

•	The Company is prohibited from effecting or entering into an agreement to effect any subsequent financing involving a “Variable Rate Transaction” or an “MFN Transaction.” “Variable Rate Transaction” means a transaction in which the Company issues or sells (i) any debt or equity securities that are convertible into, exchangeable or exercisable for, or include the right to receive additional shares of Common Stock either (A) at a conversion, exercise or exchange rate or other price that is based upon and/or varies with the trading prices of or quotations for the shares of Common Stock at any time after the initial issuance of such debt or equity securities, or (B) with a conversion, exercise or exchange price that is subject to being reset at some future date after the initial issuance of such debt or equity security (other than pursuant to customary antidilution provisions) or upon the occurrence of specified or contingent events directly or indirectly related to the business of the Company or the market for the Common Stock. “MFN Transaction” means a transaction in which the Company issues or sells any securities in a capital raising transaction or series of related transactions which grants to an investor the right to receive additional shares based upon future transactions of the Company on terms more favorable than those granted to such investor in such offering.
•	In the event the Company has income of between $0.098 and $0.059 (40% decline) per share (defined as operating income on a fully diluted basis as reported for the audited fiscal year ended December 31st, 2006 from continuing operations before any non-recurring items) then the then current conversion value at the time the audited numbers are reported to the SEC shall be decreased proportionately by 0% if the income is $0.098 per share or greater and by 40% if the income is $0.059 per share (40% decrease). In the event the Company has income of any amount below $0.059 per share, then the then current conversion vValue shall be decreased by 40% and not more, and if the Company has no income or negative income, then the then current conversion value shall be decreased by 70% and not more.
Also on July 5, 2006, as a fee for and under the terms of the term loan with the Company’s Lender, the Company became obligated to pay to Lender a commitment fee of $28,125, and deliver to Lender a warrant for the purchase of 50,000 shares of common stock at a strike price of $1.20 per share, exercisable for five years. The form of warrant is attached as Exhibit 10.2 to this quarterly report on Form 10-QSB.

On July 6, 2006, the Company’s board of directors authorized the issuance to Mr. Ruark of options to purchase 468,750 shares of the Company’s common stock at an exercise price of $0.40 per share. The options are immediately exercisable and expire on July 6, 2016. The options were issued in consideration of the increase in the amount of indebtedness guaranteed under our credit facility with Comerica Bank which was amended on April 5, 2006 to provide, in addition to the $1.3 line of credit then in effect, for a term loan in the amount of $3.75 million. The number of options was determined by reference to a formula of 10 percent of the amount of the loan amount divided by the current value per share of $0.40, which amount Mr. Ruark offered to discount by half. The board of directors determined that the number of options to be issued represented a fair basis upon which to compensate Mr. Ruark for the increased amount of his personal guaranty.
Item 6. Exhibits.
3.1	Amendment and Restatement of Articles of Incorporation (filed herewith).

4.1.	Certificate of Designations of Preference, Rights and Limitations of Series A Convertible Preferred Stock (filed herewith).

10.1	Master Equipment Lease Agreement dated January 16, 2006.*

10.2	Warrant to Purchase Common Stock (filed herewith).

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

*	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on February 1, 2006 (File No. 000-32887).

SIGNATURES
     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there under duly authorized.

FAMILY HOME HEALTH SERVICES INC.

Date: July 10, 2006	/s/ Kevin R. Ruark

By: Kevin R. Ruark
Its: Chief Executive Officer and President

/s/ James M. Mitchell

By: James M. Mitchell
Its: Chief Financial Officer and Treasurer

EXHIBIT INDEX
3.1	Amendment and Restatement of Articles of Incorporation (filed herewith).

4.1.	Certificate of Designations of Preference, Rights and Limitations of Series A Convertible Preferred Stock (filed herewith).

10.1	Master Equipment Lease Agreement dated January 16, 2006.*

10.2	Warrant to Purchase Common Stock (filed herewith).

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

*	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on February 1, 2006 (File No. 000-32887).