Form 10QSB
period 2006-06-30
FAMILY HOME HEALTH SERVICES, INC.
filed 2006-08-21
CIK 1142336

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[x] QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2006

[ ] TRANSITION REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from _________ to _________

                        Commission file number: 000-32887

                        FAMILY HOME HEALTH SERVICES INC.
        (EXACT NAME OF SMALL BUSINESS ISSUER AS SPECIFIED IN ITS CHARTER)

             NEVADA                                               02-0718322
(STATE OR OTHER JURISDICTION OF                                (I.R.S. EMPLOYER
 INCORPORATION OR ORGANIZATION)                              IDENTIFICATION NO.)

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
Yes       No   X
    -----    -----

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)
Yes       No   X
    -----    -----

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

             Class               Outstanding at June 30, 2006
             -----               ----------------------------
Common stock, $0.001 par value            26,667,254

                                TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (unaudited)
   Condensed Consolidated Balance Sheets as of June 30, 2006 and
      December 31, 2005                                                     1
   Condensed Consolidated Statements of Operations for the three
      months and six months ended June 30, 2006 and 2005                    2
   Condensed Consolidated Statements of Changes in Stockholders'
      Equity as of June 30, 2006 and December 31, 2005                      3
   Condensed Consolidated Statements of Cash Flows for the six months
      ended June 30, 2006 and 2005                                          4
   Notes to Interim Condensed Consolidated Financial Statements          5-11
Item 2. Management's Discussion and Analysis or Plan of Operation       12-15
Item 3. Controls and Procedures                                            15

PART II. OTHER INFORMATION
Item 1. Legal Proceedings                                                  16
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds        16
Item 3. Defaults upon Senior Securities                                    16
Item 4. Submission of Matters to a Vote of Security Holders                16
Item 5. Other Information                                               16-18
Item 6. Exhibits                                                           19


                                      (ii)

PART I. -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

                        FAMILY HOME HEALTH SERVICES INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                           (UNAUDITED)
                                                                      JUNE 30,    DECEMBER 31,
                                                                        2006          2005
                                                                    -----------   ------------
                              ASSETS
CURRENT ASSETS
   Cash and cash equivalents                                        $    54,164    $   55,109
   Accounts receivable, net                                           4,133,583     2,295,718
   Advances to affiliates                                               152,327       115,599
   Prepaid expenses and other current assets                            301,850       135,844
   Deferred income taxes                                                260,000       120,000
                                                                    -----------    ----------
TOTAL CURRENT ASSETS                                                  4,901,924     2,722,270
Net property and equipment                                              837,840       782,256
Intangible assets, net                                                  285,000            --
Other assets                                                            433,913       298,335
Goodwill                                                              6,434,632     1,250,000
                                                                    -----------    ----------
TOTAL ASSETS                                                        $12,893,309    $5,052,861
                                                                    ===========    ==========

               LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
   Accounts payable                                                 $   672,521    $  494,141
   Line-of-credit borrowings                                            910,069       485,208
   Current portion of long-term debt                                  1,707,977       275,728
   Current portion of capital lease obligations                          84,539        45,907
   Accrued compensation                                                 453,740       474,750
   Accrued expenses                                                     507,629       436,827
   Deferred revenue                                                   1,226,658     1,160,000
                                                                    -----------    ----------
TOTAL CURRENT LIABILITIES                                             5,563,133     3,372,561
Deferred income taxes                                                    30,000            --
Long-term debt, net of current portion                                4,259,849       118,812
Capital lease obligations, net of current portion                       351,110       168,489
                                                                    -----------    ----------
TOTAL LIABILITIES                                                    10,204,092     3,659,862
COMMITMENT (NOTE 6)
STOCKHOLDERS' EQUITY
   Common stock, $.001 par value; authorized 50,000,000 shares,
      issued and outstanding 26,667,254 shares                           26,667        26,617
   Preferred stock, $.001 par value; authorized 5,000,000 shares,
      issued and outstanding 4,812,000 shares                             4,812            --
   Additional paid-in capital                                         2,264,972       729,834
   Retained earnings                                                    392,766       636,548
                                                                    -----------    ----------
TOTAL STOCKHOLDERS' EQUITY                                            2,689,217     1,392,999
                                                                    -----------    ----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                          $12,893,309    $5,052,861
                                                                    ===========    ==========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                        FAMILY HOME HEALTH SERVICES INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                    (UNAUDITED)
                                               -----------------------------------------------------
                                                   THREE MONTHS ENDED           SIX MONTHS ENDED
                                               -------------------------   -------------------------
                                                 JUNE 30,      JUNE 30,      JUNE 30,      JUNE 30,
                                                   2006          2005          2006          2005
                                               -----------   -----------   -----------   -----------
REVENUE
   Net Medicare patient service revenue        $ 5,169,471   $ 3,494,920   $ 9,842,575   $ 7,334,552
   Staffing service revenue                      1,761,813            --     1,857,400            --
   Management fee income and other revenues             --       152,308            --       281,963
                                               -----------   -----------   -----------   -----------
TOTAL REVENUE                                    6,931,284     3,647,228    11,699,975     7,616,515
Cost of services sold                            3,325,992     1,328,924     5,248,012     2,644,463
                                               -----------   -----------   -----------   -----------
GROSS PROFIT                                     3,605,292     2,318,304     6,451,963     4,972,052
Selling, general and administrative expenses     3,679,827     2,372,726     6,597,040     4,200,449
                                               -----------   -----------   -----------   -----------
OPERATING (LOSS) INCOME                            (74,535)      (54,422)     (145,077)      771,603
OTHER EXPENSE
   Interest expense                               (179,329)       (7,090)     (208,705)      (19,803)
                                               -----------   -----------   -----------   -----------
(LOSS) INCOME BEFORE INCOME TAXES (BENEFIT)       (253,864)      (61,512)     (353,782)      751,800
Income tax expense (benefit)                       (80,000)      (20,000)     (110,000)      260,000
                                               -----------   -----------   -----------   -----------
Net (loss) income                              $  (173,864)      (41,512)  $  (243,782)  $   491,800
                                               ===========   ===========   ===========   ===========
BASIC EARNINGS PER SHARE:
   Weighted average shares outstanding          26,631,895    26,250,000    26,631,895    26,250,000
   NET (LOSS) INCOME PER SHARE                 $     (0.01)  $     (0.00)  $     (0.01)  $      0.02
                                               ===========   ===========   ===========   ===========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                        FAMILY HOME HEALTH SERVICES INC.

      CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                                                           (UNAUDITED)
                                         --------------------------------------------------------------------------------
                                                COMMON               PREFERRED
                                                 STOCK                 STOCK          ADDITIONAL
                                         --------------------   -------------------     PAID-IN     RETAINED
                                           SHARES      AMOUNT     SHARES     AMOUNT     CAPITAL     EARNINGS      TOTAL
                                         ----------   -------   ---------   -------   ----------   ---------   ----------
BALANCES, JANUARY 1, 2005                        --   $    --          --   $    --   $      200   $ 933,209   $  933,409
Recapitalization (Note 2)                26,250,000    26,250                                 --     (26,250)          --
Issuance of common stock to
   reconcile ledger                           1,400         1                                 --          (1)          --
Issuance of common stock upon
   acquisition of subsidiary                365,854       366                            599,634          --      600,000
Issuance of share-based payment
   in connection with loan guarantee
   by officer                                                                            130,000                  130,000
Net loss                                                                                      --    (270,410)    (270,410)
                                         ----------   -------   ---------   -------   ----------   ---------   ----------
BALANCES, DECEMBER 31, 2005              26,617,254   $26,617          --   $    --   $  729,834   $ 636,548   $1,392,999
Issuance of share-based payment in
   connection with acquisition
   indebtedness (Note 10)                                                                 30,000                   30,000
Issuance of common stock (Note 11)           50,000        50                             19,950          --       20,000
Issuance of preferred Series A shares,
   net (Note 11)                                                4,812,000     4,812    1,485,188          --    1,490,000
Net loss                                                                                            (243,782)    (243,782)
                                         ----------   -------   ---------   -------   ----------   ---------   ----------
BALANCES, JUNE 30, 2006                  26,667,254   $26,667   4,812,000   $ 4,812   $2,264,972   $ 392,766   $2,689,217
                                         ==========   =======   =========   =======   ==========   =========   ==========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                        FAMILY HOME HEALTH SERVICES INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                           (UNAUDITED)
                                                                     SIX MONTHS ENDED JUNE 30,
                                                                     -------------------------
                                                                          2006         2005
                                                                     ------------   ----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income                                                     $  (243,782)  $  491,800
Adjustments to reconcile net (loss) income to net cash (used in)
   provided by operating activities
      Depreciation and amortization                                       100,955       19,472
      Deferred income tax benefit                                        (110,000)          --
      Changes in assets and liabilities that (used) provided cash, net in 2006 of New PTRS acquisition receivables
         Accounts receivable, net                                        (683,111)     155,759
         Prepaid expenses and other current assets                        (36,006)      (7,505)
         Other assets                                                     (30,378)    (275,779)
         Accounts payable                                                 285,474      (89,366)
         Advances from third-party payors                                      --      284,390
         Income taxes payable                                                  --      260,000
         Accrued expenses and other current liabilities                  (156,391)     241,953
                                                                      -----------   ----------
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES                      (873,239)   1,080,724
                                                                      -----------   ----------
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment                                      (136,539)    (126,216)
Purchases of business, net of cash acquired                            (4,109,174)          --
Advances to affiliates                                                    (36,728)    (129,444)
                                                                      -----------   ----------
NET CASH USED IN INVESTING ACTIVITIES                                  (4,282,441)    (255,660)
                                                                      -----------   ----------
CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of preferred stock, net                                        1,490,000           --
Proceeds from long-term debt                                            3,750,000           --
Net line-of-credit borrowings                                             424,861           --
Repayments on long-term debt                                             (468,033)     (22,897)
Repayments on capital leases                                              (42,093)      (7,474)
Repayments on net advances from related-party                                  --     (300,000)
                                                                      -----------   ----------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                     5,154,735     (330,371)
                                                                      -----------   ----------
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                             (945)     494,693
Cash and cash equivalents, beginning of period                             55,109      209,088
                                                                      -----------   ----------
CASH AND CASH EQUIVALENTS, END OF PERIOD                              $    54,164   $  703,781
                                                                      ===========   ==========

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Family Home Health Services Inc., a Nevada corporation (the "Company"), include the accounts of the Company and its subsidiaries: Family Home Health Services, LLC, a Delaware limited liability company ("FHHS Florida"), FHHS, LLC, a Michigan limited liability company ("FHHS Michigan"), New PTRS, LLC, a Florida limited liability company ("New PTRS") and RPRE Holdings, LLC, a Florida limited liability company ("RPRE Holdings"), which are wholly-owned by the Company, and Illinois Family Home Health Services, LLC, an Illinois limited liability company ("FHHS Illinois"), which is majority-owned by the Company. In this report, the terms "the Company," "we," us" and "our" refer to Family Home Health Services Inc., a Nevada corporation, and all of its subsidiaries that are included in its consolidated financial statements. All material intercompany transactions and accounts have been eliminated in consolidation. The condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included.

Operating results for the six months ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. In general, operating income tends to be lower in the second and third quarters of the fiscal year due to seasonality associated with the senior population residing in our South Florida markets. In addition, we closed on a significant business acquisition in April 2006 which will impact expected earnings for the remainder of the year (see Note 9). For further information, refer to the consolidated financial statements and footnotes included in our recent annual report on Form 10-KSB filed with the Securities and Exchange Commission ("Commission") on May 22, 2006 which contains audited financial statements for the years ended December 31, 2005 and 2004.

NOTE 2 - RECAPITALIZATION

On January 17, 2005, the Company, an inactive public shell company formerly known as Myocash, Inc., issued an aggregate of 20,000,000 shares of its common stock to the members of FHHS Florida in exchange for all of the members' outstanding membership interests in FHHS Florida. Also in connection with the transaction, the Company's former sole stockholder transferred an aggregate of 4,050,000 shares of common stock to the former members of FHHS Florida for no additional consideration. Concurrent with the above transactions, the former members of FHHS Florida became officers of the Company (the former members of FHHS Florida were appointed to the Board of Directors of the Company in November
2004). For accounting purposes, the transaction has been treated as a recapitalization of the Company with FHHS Florida as the acquirer (i.e., a reverse acquisition) and accordingly, the operations presented in these consolidated financial statements are those of FHHS Florida prior to the merger. The financial position of the Company as of the date of the reverse merger was diminimus as the inactive shell company had no business operations. Since the transaction is considered a recapitalization and not a business combination for accounting purposes, no proforma information is presented but if presented, would be essentially the same as the operating results presented herein since the Company had virtually no activity prior to the recapitalization.

NOTE 3 - USE OF ESTIMATES

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions and select accounting policies that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting year. Our consolidated financial statements include amounts that are based on management's best estimates and judgments. Actual results could differ from those estimates.

The most critical estimates relate to revenue recognition, the collectibility of accounts receivable and related reserves, obligations under workers compensation, professional liability, Medicare settlement issues, and the realization of deferred income tax assets.

NOTE 4 - NET REVENUES

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

NOTE 5 - RECLASSIFICATION

Certain amounts in the unaudited June 30, 2005 and the audited December 31, 2005 financial statements have been reclassified to conform to the classifications used in the current period. These reclassifications relate principally to the balance sheets at those dates and do not affect reported results of operations for any period.

NOTE 6 - COMMITMENT

Lot Purchase and Development Agreement: In October 2005, we established a wholly-owned subsidiary, RPRE Holdings, to purchase real estate and a new building to support our growing operation in southwest Florida. Specifically, we entered into a lot purchase and development agreement to acquire a 5,000 square foot building including the building lot, site upgrades and fees. The total purchase price is approximately $970,000 with 10% due at the signing of the agreement, 50% due at closing and the remaining balance due upon applicable construction benchmarks. We can cancel the agreement and forfeit any deposit monies at any point prior to closing. As of June 30, 2006, a $97,000 deposit was included in "Other Assets" on the balance sheet. Financing for the remaining purchase price has been negotiated with our lender under a non-binding term sheet and we anticipate closing on the agreement sometime prior to the end of 2006.

NOTE 7 - LEGAL MATTERS

We are involved in litigation and regulatory investigations arising in the normal course of conducting our business. Management estimates that these matters will be resolved without material adverse effect on our future financial position, results of operations or cash flows.

NOTE 8 - COMPUTATIONS OF EARNINGS PER SHARE

Basic earnings or loss per share is based on the weighted average common shares outstanding during the period. Diluted earnings or loss per share includes the dilutive effect of additional potential common shares that could be issued upon the exercise of common stock options.

As of June 30, 2005, there were no adjustments in the computation of diluted earnings per common share since we had no common stock equivalents. As of June 30, 2006, diluted loss per share and basic loss per share are equivalent because the assumed exercise of common stock options would be anti-dilutive.

NOTE 9 - BUSINESS ACQUISITION

On April 5, 2006, we entered into and closed on a Purchase and Sale Agreement ("Purchase Agreement") between New PTRS, Coastal Health Care Solutions, LLC, a Florida limited liability company ("CHCS"), Professional Therapy & Rehabilitation Services, LLC, a Florida limited liability company ("PTRS LLC"), Professional Therapy & Rehab Services, Inc., a Florida corporation ("PTRS Inc."), Nursing Solutions International, Inc., a Florida corporation ("NSI"), Marc Domb, and David Kyle.

PTRS Inc. and NSI each owned 50% of the membership interests of CHCS and PTRS LLC. Mr. Domb owned 100% of the issued and outstanding shares of capital stock of PTRS Inc., and is an executive officer of PTRS Inc., PTRS LLC and CHCS. Mr. Kyle owned 100% of the issued and outstanding shares of capital stock of NSI Inc. and is an executive officer of NSI, PTRS LLC and CHCS.

Pursuant to the Purchase Agreement, we purchased substantially all of the assets of CHCS, PTRS LLC and PTRS Inc. (collectively, "Sellers") through New PTRS. With those assets, New PTRS, LLC will operate a medical staffing and recruiting firm in Southeast Florida.

Under the terms of the Purchase Agreement, we agreed to pay the Sellers an aggregate purchase price of:

(a) $4,224,578, payable in cash at closing, which equals the difference between:
(i) 65% of the Sellers' combined earnings before interest, taxes, depreciation and amortization ("EBITDA") for the period beginning July 1, 2004 and ending June 30, 2005, multiplied by five ("Down Payment"); and (ii) one-half of the purchase price adjustment ("Adjustment Amount");

(b) $2,291,319, payable in cash on the first anniversary of closing, which represents 35% of the Sellers' combined earnings before interest, taxes, depreciation and amortization ("EBITDA") for the period beginning July 1, 2004 and ending June 30, 2005, multiplied by five. This amount represents a balloon payment to Sellers' for their subordinated debt on the initial purchase price plus an additional $183,305 in cash which represents interest at 8%.

(c) an amount (to be determined if positive), payable in cash on the first anniversary of the closing, equal to the difference between (A) the Sellers' combined EBITDA for the period beginning January 1, 2005 and ending December 31, 2005, multiplied by five, and (B) the Sellers' combined EBITDA for the period beginning July 1, 2004 and ending June 30, 2005, multiplied by five.

(d) an amount (to be determined), payable on the first anniversary of the closing in shares of our common stock, par value $0.001, as valued based on the average daily closing price during the period beginning June 1, 2006 and ending June 30, 2006, equal to the difference between: (i) the Seller's combined EBITDA for the period beginning July 1, 2005 and ending at the closing, and the Buyer's EBITDA for the period beginning at the closing and ending June 30, 2006; multiplied by five; and (ii) the Sellers' combined EBITDA for the period beginning January 1, 2005 and ending December 31, 2005, multiplied by five.

(e) an amount (to be determined), payable on the second anniversary of the closing in shares of our common stock as valued based on the average daily closing price during the period beginning June 1, 2007 and ending June 30, 2007, equal to the difference between: (i) the Buyer's EBITDA for the period beginning July 1, 2006 and ending June 30, 2007, multiplied by five; and (ii) the sum of the cash and the value of the shares of common stock transferred to Sellers pursuant to paragraphs (a) through (c) above.

The total number of shares of common stock to be issued to the Sellers shall not exceed one million shares.

In connection with the Purchase Agreement, Kevin Ruark and James Pilkington, directors, executive officers and principal stockholders of our Company, entered into an agreement with Sellers pursuant to which Messrs. Ruark and Pilkington will assign and deliver to Sellers, for no further consideration, any additional shares of common stock to which Sellers would be entitled, but for the one million share limitation contained in the Purchase Agreement, based upon the earnings of Sellers' businesses for the periods specified in paragraphs (c) and
(d) above.

PTRS Inc., NSI, and Messrs. Domb and Kyle joined the Purchase Agreement to make the representations, warranties, covenants and indemnifications set forth in the Purchase Agreement. Also, Messrs. Domb and Kyle agreed to be employed by and not to compete with the Company for a period of five years.

The following table summarizes the estimated fair values of the underlying tangible and intangible assets acquired and the liabilities assumed at the date of acquisition.

Assets acquired (rounded to the nearest thousand):
   Cash                                              $  335,000
   Accounts receivable                                1,040,000
   Intangible assets                                    300,000
   Goodwill                                           5,185,000
                                                     ----------
   Total assets                                      $6,860,000
Liabilities assumed and accrued                        (205,000)
                                                     ----------
Net assets acquired                                  $6,655,000
                                                     ==========

The following supplemental unaudited pro forma information presents the combined operating results of the Company and New PTRS as if the acquisition had occurred at the beginning of the periods presented. The pro forma information is based on the historical financial statements of the Company and New PTRS. Amounts are not necessarily indicative of the results that may have been obtained had the combinations been in effect at the beginning of the periods presented or that may be achieved in the future.

                                          Six Months Ended June 30,
                                         --------------------------
                                             2006           2005
                                         ------------   -----------
   Pro forma net revenues                $13,390,000    $10,555,000
   Pro forma net (loss) income           $  (134,000)   $ 1,022,000
Basic earnings per share:
   Pro forma net (loss) income           $     (0.01)   $      0.04
   Weighted average shares outstanding    27,642,149     26,250,000

NOTE 10 - AMENDED LOAN AGREEMENT

On April 5, 2006, we entered into an Amended and Restated Loan Agreement ("Amended Loan Agreement") with Comerica Bank as our lender. The Amended Loan Agreement replaced the Loan Agreement with Master Revolving Note and Security Agreement that were all dated November 10, 2005. In addition to the $1,300,000 revolving line of credit previously extended by our lender, the Amended Loan Agreement provides for a term loan of up to $3,750,000 to finance a portion of the consideration to be paid under the Purchase Agreement outlined in Note 9.

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

As a fee for the term loan, we delivered to our lender on April 5, 2006 a warrant for the purchase of 250,000 shares of common stock at a strike price of $1.20 per share, exercisable for five years; and agreed to pay on July 5, 2006 a commitment fee of $28,125, and deliver a warrant for the purchase of 50,000 shares of common stock at a strike price of $1.20 per share, exercisable for five years. Pursuant to the anti-dilution provisions of the warrant issued on April 5, 2006, that warrant was subsequently adjusted in connection with the equity funding agreement described in Note 11 below to cover 294,117 shares of common stock at a strike price of $1.02 per share.

The line of credit and term loan are collateralized by a security interest in substantially all of our assets under a Security Agreement dated April 5, 2006, and certain property of Mr. Ruark pursuant to Aircraft Security Agreements and Continuing Collateral Mortgages, each dated April 5, 2006. The line of credit and term loan are also secured by the corporate guarantees of New PTRS, FHHS Florida, FHHS Michigan, and FHHS Illinois, and the personal guarantees of Messrs. Ruark and Pilkington.

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

We also agreed to comply with the following financial covenants: (a) maintain a tangible net worth of not less than ($4,856,000) from March 31, 2006 until December 30, 2006, ($1,850,000) from December 31, 2006 until December 30, 2007, and $2,282,000 from December 31, 2007 and at all times thereafter; and (b) maintain a fixed-charge coverage ratio of not less than 1.25 to 1.00. The Amended Loan Agreement provides for customary events of default, including failure to pay principal, interest or fees when due, breach of covenants, termination of any guarantees of the indebtedness, commencement of certain insolvency or receivership events, adverse changes in our business, our management or our majority ownership. Upon the occurrence of an event of default, all outstanding obligations may be accelerated and declared immediately due and payable. As of June 30, 2006, we were in violation of both the tangible net worth and the fixed debt coverage ratio covenants. Those covenants were both waived by our bank.

NOTE 11 - EQUITY FUNDING AGREEMENT

On May 24, 2006, we entered into and closed a funding agreement with Barron Partners, LP ("Barron"). Pursuant to a Preferred Stock Purchase Agreement that was dated effective May 18, 2006, which set forth the terms of the funding, we issued 4,375,000 shares of restricted Series A Preferred Stock to Barron at $0.40 per share for gross proceeds of $1,750,000. The Series A Preferred Stock is convertible, subject to certain limitations, at the option of the holder at any time, into an equivalent number of shares of our common stock on a share-for-share basis, and is subject to adjustment or automatic conversion in the event of certain corporate transactions. The Series A Preferred Stock also has preferential liquidation privileges at $0.40 per share.

We also issued to Barron 4,000,000 A Warrants exercisable at $0.60 per share, 1,750,000 B Warrants exercisable at $0.75 per share, and 5,750,000 C Warrants exercisable at $2.80 per share. The warrants are exercisable immediately and expire on May 24, 2011. At any time that the average closing sale price of our common stock is equal to or in excess of $1.02 for the A Warrants, $1.30 for the B Warrants and $4.76 for the C Warrants, for a period of at least 17 out of 20 consecutive trading days, or in the case of the C Warrants the Company acquires another company in the home health care industry at a multiple not to exceed 5.5 times the acquired company's trailing EBITDA, and in each case there is an effective registration statement covering the shares underlying the warrants, we have the right, upon twenty days written notice to the warrant holders, to call the warrant for cancellation at the exercise price in whole or in part.

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

The Preferred Stock Purchase Agreement, the Registration Rights Agreement and the Warrants all contain liquidated damages provisions requiring us to issue additional shares or pay cash to Barron if we breach our covenants.

The maximum potential funding pursuant to our agreements with Barron, including the purchase of the Series A Preferred Stock and assuming the exercise of all of the warrants, of which there is no assurance, is approximately $22,000,000. At closing, we paid a $50,000 due diligence fee to Barron and agreed to issue the following consideration to the following listed financial advisers for services rendered by them to us in connection with this transaction: Westminster Securities Corporation ("Westminster"), which acted as placement agent for this transaction, $87,500 plus a non-accountable expense allowance of $52,500, 437,000 shares of Series A Preferred Stock, 400,000 A Warrants exercisable at $0.60 per share, 175,000 B Warrants exercisable at $0.75 per share, and 575,000 C Warrants exercisable at $2.80 per share, issuable to Westminster or its designees, including Park Financial Group, Inc.

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

NOTE 12 - SUBSEQUENT EVENTS

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

AMENDED LOAN AGREEMENT

Also on July 5, 2006, pursuant to the terms of the Amended Loan Agreement, we determined to deliver to our lender a warrant for the purchase of 50,000 shares of common stock at a strike price of $1.20 per share, exercisable until July 5, 2011. We issued the warrant to our lender on July 18, 2006.

RELATED PARTY STOCK OPTIONS

On July 6, 2006, our Board of Directors authorized the issuance to Mr. Ruark of options to purchase 468,750 shares of our common stock at an exercise price of $0.40 per share. The options are immediately exercisable and expire on July 6, 2016. The options were issued in consideration of the increase in the amount of indebtedness guaranteed under our credit facility with Comerica Bank which was amended on April 5, 2006 as further described in Note 10. The number of options was determined by reference to a formula of 10% of the amount of the loan amount divided by the current value per share of $0.40, which amount Mr. Ruark offered to discount by half. The Board of Directors determined that the number of options to be issued represented a fair basis upon which to compensate Mr. Ruark for the increased amount of his personal guaranty.

NOTE 13 - STOCK BASED COMPENSATION ARRANGEMENTS

In April 2005, the Commission adopted a new rule that amends the compliance dates for implementation of the Financial Accounting Standard Board's ("FASB") Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment ("SFAS No. 123R"). SFAS No. 123R requires that compensation cost relating to share-based payment transactions be recognized in financial statements and that this cost be measured based on the fair value of the equity or liability instruments issued. SFAS No. 123R covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans.

We adopted SFAS No. 123R on January 1, 2006. Prior to June 30, 2006, there was no impact from the new standard on our results of operations as there were no new share-based compensation arrangements awarded in the current period.

NOTE 14 - SEGMENT INFORMATION

We currently have two reportable segments, Medicare Home Health Care and Medical Staffing. Reportable segments have been identified based upon how management has organized the business by services industry and the criteria in SFAS 131, Disclosures about Segments of and Enterprise and Related Information.

Our Medicare Home Health Care segment provides home health care services to individual patients through approximately 20 branch locations in Florida, Michigan and Illinois. We offer all six disciplines reimbursable under Medicare, including: skilled nursing, physical therapy, occupational therapy, speech therapy, medical social work and home health aides. Medicare Home Health Care revenues are generated on a per episode basis and are recognized evenly over the term of the episode. Approximately 99% of the Medicare Home Health Care segment's revenues are generated from the Medicare program with the remaining 1% is from private insurance or individual payors.

Our Medical Staffing segment provides both skilled and unskilled professionals to various medical businesses throughout southeast and central Florida. This segment staffs both nurses and therapists on assignments ranging from one day in length to over one year. Medical Staffing revenues are billed typically on an hourly or per visit basis to customers who are primarily facility based or agency based. Therapy services and nursing services account for approximately 60% and 40% of our revenues, respectively. We currently operate out of three branch locations.

Summary financial data for each segment is as follows for the six months ended June 30, 2006:

                                  Medicare     Staffing       Total
                                 ----------   ----------   -----------
Net revenues                     $9,843,000   $1,857,000   $11,700,000
Gross Profit                     $5,966,000   $  486,000   $ 6,452,000
Operating Expenses               $4,867,000   $  420,000   $ 5,287,000
Unallocated Corporate Expenses                             $ 1,310,000
Operating (Loss) Income           ($211,000)  $   66,000     ($145,000)



NOTE 15 - COMPENSATION PLAN AND STOCK PLAN

On August 18, 2006, we adopted a non-employee director compensation plan and the 2006 stock plan. The plans provide for certain cash compensation for non-employee directors and various forms of stock-based awards, including options and restricted shares, to be awarded to such directors, key employees and outside consultants.

We reserved 3,500,000 shares of common stock for issuance under the stock plan. The exercise price is the fair market value of our common stock on the date of grant. The maximum term of any option granted under the stock plan is ten years from the date of grant.

In August 2006, we granted a total of 148,515 options for the purchase of common stock at an exercise price of $1.01 per share to recently appointed non-employee directors.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

SAFE HARBOR AND FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-QSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended ("Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended ("Exchange Act"). Any statements about our expectations, beliefs, plans, objectives, assumptions or future events or performance are not historical facts and may be forward-looking. These statements are often, but not always, made through the use of words or phrases such as "anticipate," "estimate," "plans," "projects," "continuing," "ongoing," "expects," "management believes," "we believe," "we intend" and similar words or phrases. Accordingly, these statements involve estimates, assumptions and uncertainties, which could cause actual results to differ materially from those expressed in them.

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

BUSINESS OVERVIEW

The Company was incorporated in Nevada in 2000 under the name Myocash, Inc. as a special purpose acquisition entity that had no operations or business activity. On January 17, 2005, we closed on a reverse merger with FHHS Florida. That entity was engaged in providing home health care services since September 2003 and was owned by our largest stockholders, Messrs. Ruark and Pilkington. Following the reverse merger, we changed our corporate name to its current name. We are primarily an inactive holding company with our operations being conducted through our four main subsidiaries. Those subsidiaries operate in two distinct business segments, Medicare Home Health and Medical Staffing, with each segment representing 75% and 25% of our gross revenue, respectively.

There are four broad categories of home health care services: (1) home health skilled services including nursing, physical therapy, occupational therapy, speech therapy, and medical social work, (2) infusion therapy, (3) respiratory therapy, and (4) home medical equipment. We are a leading provider of home health skilled services in Florida, Michigan and Illinois. We offer all six disciplines reimbursable under Medicare, thereby providing comprehensive care and "one-stop" shopping convenience for our customer base. This is a fundamental strategy designed to maximize referrals from third parties such as physicians who will benefit from the convenience of having a single source for services rather than coordinating multiple service providers. The services we offer on a 24 hour per day, 365 day per year basis include:

     Skilled nursing
     Physical therapy
     Occupational therapy
     Speech therapy
     Medical social work
     Home health aids

Our medical staffing segment started with a $6.5 million asset acquisition that was completed in April 2006. Within that segment, we provide both skilled and unskilled professionals to various medical businesses throughout three locations in southeast and central Florida. Our business model includes staffing both nurses and therapists on assignments ranging from one day in length to over one year. Staffing revenues are typically billed on an hourly or per visit basis to customers who are primarily facility based or agency based. Therapy services and nursing services account for approximately 60% and 40% of our staffing revenues, respectively. In additional to providing the opportunity for diversified revenues and increased profitability, the staffing segment also provides opportunities to staff our own growing Medicare Home Health operations.

During the second quarter of 2006, our capitalization was changed significantly, as described throughout this report, by the issuance of equity capital and long-term debt.

RESULTS OF OPERATIONS

COMPARISON OF THE THREE MONTHS ENDED JUNE 30, 2006 TO THE THREE MONTHS ENDED JUNE 30, 2005.

REVENUE: For the three months ended June 30, 2006, revenues increased $3,284,000 to $6,931,000, a 90% increase over the same period in 2005. The increase was mainly attributable to two acquisitions: our Michigan home health agency in July 2005 and our staffing operations in April 2006 which accounted for $660,000 and $1,760,000 of the increase, respectively. Our expansion into five new home health markets in Florida during the second and third quarters of 2005 also contributed over $1,000,000 in new revenue during the quarter ended June 30, 2006.

GROSS PROFIT: As expected, gross profit margin decreased to 52% for the three months ended June 30, 2006 from 64% for the three months ended June 30, 2005. This shift had two major components. First, our home health segment margins dropped 5% to approximately 60% for the quarter. That was caused by weaker management of fixed reimbursement rates and limited utilization of salaried staff in all of our markets, with the biggest drop in our immature branches. Second, the 52% overall margin is now pulled down by 30% margins in our staffing segment. Overall, our target for the combined operation is approximately 56%.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES: For the three months ended June 30, 2006, selling, general and administrative expenses increased approximately $1,307,000 to $3,679,000 over the same period in 2005. This 55% increase was directly attributable to over $400,000 in administrative costs from our staffing segment. Other factors include increases in salary and benefits paid to business development and clinical management staff in our home health segment. Those personnel were hired to procure and process the growing patient census at each of our branches. Additional corporate resources were also hired to support our growing local operations.

OPERATING INCOME: Income from operations decreased $20,000, or 37% to a loss of $75,000 for the three months ended June 30, 2006 from a loss of $55,000 for the three months ended June 30, 2005. Essentially, the contribution margin from our increase in revenue balanced out our increase in administrative burden.

OTHER INCOME (EXPENSE): Interest expense increased dramatically during the comparative periods as we financed our staffing acquisition through term debt and as we utilized our revolving credit facility. Our 2005 balance sheet had nominal debt.

INCOME TAXES: The provision for income taxes for the three months ended June 30, 2006 resulted in a benefit of $80,000 as compared to $20,000 for the second quarter 2005. The provision for both periods was based on pre-tax results at statutory rates of 34% with only minimal impact from non-deductible expenses.

NET LOSS: Net losses increased $130,000 to $170,000 in the three months ended June 30, 2006 from a net loss of $40,000 during the first three months of 2005.

COMPARISON OF THE SIX MONTHS ENDED JUNE 30, 2006 TO THE SIX MONTHS ENDED JUNE 30, 2005.

REVENUE: For the six months ended June 30, 2006, revenues increased $4,084,000 to $11,700,000, a 54% increase over the same period in 2005. The increase was mainly attributable to two acquisitions: our Michigan home health agency in July 2005 and our staffing operations in April 2006 which accounted for $1,100,000 and $1,760,000 of the increase, respectively. Our expansion into five new home heath markets in Florida during the second and third quarters of 2005 also contributed over $2,260,000 in new revenue during the year.

GROSS PROFIT: As expected, gross profit margin decreased to 55% for the six months ended June 30, 2006 from 65% for the six months ended June 30, 2005. The most significant reason for this decrease was the introduction of our staffing segment which has budgeted margins of 30%. Overall, our blended margin is targeted at approximately 56%.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES: For the six months ended June 30, 2006, selling, general and administrative expenses increased approximately $2,400,000 to $6,600,000 over the same period in 2005. This 57% increase was directly attributable to over $400,000 in administrative costs from our staffing segment. Other factors include increases in salary and benefits paid to business development and clinical management staff in our home health segment. Those personnel were hired to procure and process the growing patient census at each of our branches. Additional corporate resources were also hired to support our growing local operations.

OPERATING INCOME: As a result of the foregoing, income from operations decreased $915,000, or 119% to a loss of $145,000 for the six months ended June 30, 2006 from operating income of $770,000 for the six months ended June 30, 2005. Specifically, many of the new markets that were opened in 2005 continued to be a drain on our operations. Those markets yielded operating losses of approximately $375,000. This is in addition to start up losses in our five new Midwest branches that totaled $100,000. Management has recently restructured those specific branches in an effort to minimize short-term losses with a goal to return to profitability by the end of the third quarter of 2006.

OTHER INCOME (EXPENSE): Interest expense increased dramatically during the comparative periods as we financed out staffing acquisition through term debt and as we utilized our revolving credit facility. Our 2005 balance sheet had nominal debt while our current estimated monthly charge is over $50,000.

INCOME TAXES: The provision for income taxes for the six months ended June 30, 2006 resulted in a benefit of $110,000 as compared to $260,000 in expense for the first two quarters of 2005. The provision for both periods was based on pre-tax results and certain deferred tax items valued at statutory rates of 34% with only minimal impact from non-deductible expenses.

NET INCOME (LOSS): Net income decreased $735,000 to a loss of $244,000 in the six months ended June 30, 2006 from net profit of $492,000 during the first six months of 2005.

INFLATION

The rate of inflation had no material effect on operations for either the three months or six months ended June 30, 2006 or 2005.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents were approximately $50,000 as of June 30, 2006 and December 31, 2005. At June 30, 2006, there was a working capital deficiency of $661,000 that was consistent with the level as of December 31, 2005.

We used cash in our operating activities of approximately $870,000 during the six months ended June 30, 2006, a marked contrast to the $1,080,000 in cash that was generated from operations for the same period in 2005. The 2006 operating deficiency resulted primarily from a $680,000 increase in our net receivable position with Medicare and a net loss of $240,000 during the period. As a whole, operating cash from the first quarter of 2005 was a direct result of $530,000 in net income and the deferral of accrued expenses and tax obligations totaling almost $500,000.

Cash outflows from investing activities totaled over $4,280,000 and $250,000, respectively, for the six months ended June 30, 2006 and 2005. Investing activity in both periods included similar equipment purchases and advances to affiliates, but the 2006 period included approximately $4.1 million in net asset purchases from the staffing acquisition in April. Both investing activity and financing activity were net of approximately $2.3 million in non-cash asset purchases from the same transaction.

Cash provided by financing activities totaled $5,155,000 for the six months ended June 30, 2006 and consisted of three components: $1,500,000 in net proceeds from the issuance of preferred stock, $3,235,000 in net proceeds from term debt less repayments, and an increase of $420,000 in borrowings on our credit facility. Net cash used in financing activities totaled $330,000 for the same six month period in 2005, consisting primarily of repayments on related party advances.

Our working capital needs consist primarily of support for operations such as salaries and normal vendor payments. The nature of our business requires bi-weekly payments to health care personnel at the time patient services are rendered. We typically receive payments for these services within a range of 90 days with respect to Medicare programs. Our operations are not capital intensive with the exception of expenditures for software and computer equipment. We intend to fund our short-term liquidity needs through a combination of current cash balances, improved earnings and increased cash flows from operations. We may also utilize current availability or increases in our current credit facilities or capital leases. Our long-term needs are highly dependent on our acquisition strategy. We cannot readily predict the timing, size, and success of our acquisition efforts and the associated capital commitments. If we do not have sufficient cash resources, our growth could be limited unless we obtain additional equity or debt financing. At some future point we may elect to issue additional equity securities in conjunction with raising capital or completing an acquisition (Note 11).

CRITICAL ACCOUNTING POLICIES

We have identified the following accounting policies that require significant judgment. We believe our judgments relating to revenue recognition and the collectibility of accounts receivable are appropriate.

See Note 4 in the aforementioned Notes to Interim Condensed Consolidated Financial Statements for further discussion and interpretation.

SEASONALITY

Our business normally experiences some seasonality in its operations. In general, operating income tends to be lower in the second and third quarters due to the seasonality associated with the senior population residing in our South Florida markets. For further information, refer to the financial statements and footnotes included in our annual report on Form 10-KSB filed with the Commission on May 22, 2006 which contains audited financial statements for the years ended December 31, 2005 and 2004.

OFF-BALANCE SHEET ARRANGEMENTS

As of June 30, 2006 and 2005, we had not entered into any material off-balance sheet arrangements.

ITEM 3. CONTROLS AND PROCEDURES

Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended) as of June 30, 2006. That review concluded that there were no new problems with, or changes to, our internal controls and procedures during the second quarter of 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. However, that review concluded that we have not fully remediated the deficiencies identified during the evaluation of our disclosure controls and procedures as of the end of fiscal year 2005.

The review as of December 31, 2005 concluded that our financial software and internal processes were inadequate to ensure that our revenue was calculated, summarized and reported within the time periods specified in the Exchange Act. During 2005, management implemented several measures to address those deficiencies. We purchased new software programs and implemented new systems for processing billings and collections. Those systems were fully operational as of January 1, 2006. We also expanded our financial staff by hiring a corporate controller and other accounting personnel. As a result of these corrective actions, management believes it has at least partially remediated the deficiencies that were identified in its review of disclosure controls and procedures, and rectified some of the processing and reporting delays caused by these deficiencies. We intend to continue to pursue this process of remediation, and to evaluate and implement measures to continue to improve our disclosure controls and procedures.

Management believes that our personnel who are involved in our disclosure controls and procedures require additional training with respect to the requirements of the Exchange Act and the rules promulgated thereunder. In addition, we intend to continue to work to improve internal communication in order to facilitate timely communication of relevant financial statement information and to ensure timely reporting pursuant to the Exchange Act.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

ACQUISITION

On April 5, 2006, we entered into and closed on a Purchase Agreement between New PTRS, CHCS, PTRS LLC, PTRS Inc., NSI and Messrs. Domb and Kyle. Shares of our common stock will be issued under the Purchase Agreement in reliance upon the exemption from registration for non-public offerings under Section 4(2) of the Securities Act based on the facts that the transaction was privately negotiated, there was no general solicitation and the Sellers are accredited and sophisticated investors. For additional information regarding this transaction, please refer to Note 9 above and our current report on Form 8-K filed with the Commission on April 11, 2006.

AMENDED LOAN AGREEMENT

On April 5, 2006, we entered into an Amended Loan Agreement with Comerica Bank as our lender. Shares of our common stock are issuable under warrants that we issued to Comerica Bank under the Amended Loan Agreement. The warrants were issued in reliance upon the exemption from registration for non-public offerings under Section 4(2) of the Securities Act based on the facts that the transaction was privately negotiated, there was no general solicitation and the Lender is an accredited and sophisticated investor. For additional information regarding the Amended Loan Agreement, please refer to Note 10 above and our current report on Form 8-K filed with the Commission on April 11, 2006.

EQUITY FUNDING AGREEMENT

On May 24, 2006, we entered into and closed a funding agreement with Barron. The securities issued and to be issued in connection with the funding agreement were and will be issued without registration under the Securities Act by reason of the exemption from registration afforded by the provisions of Section 4(6) and/or Section 4(2) thereof, and Rule 506 promulgated thereunder, as a transaction by an issuer not involving any public offering. Barron and Westminster were accredited investors as defined in Rule 501 of Regulation D, the transactions were privately negotiated, resale restrictions on the securities were imposed and there was no general solicitation. For additional information regarding this transaction, please refer to Note 11 above and our current report on Form 8-K filed with the Commission on May 31, 2006.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

In connection with the funding agreement with Barron (see Note 11), we agreed to amend our Articles of Incorporation and to file a Certificate of Designations of Preferences, Rights and Limitations of Series A Convertible Preferred Stock as set forth in Note 12 to Interim Condensed Financial Statements above and in our quarterly report on Form 10-QSB filed with the Commission on July 10, 2006. The amendments to our Articles of Incorporation and the Certificate of Designations were approved by a majority of our stockholders on written consent, in accordance with Nevada corporation law. For additional information, please refer to our definitive information statement on Schedule 14C filed with the Commission on June 12, 2006.

ITEM 5. OTHER INFORMATION.

RESIGNATION OF DIRECTOR AND COMPANY OFFICER

Effective as of August 8, 2006, Vicki L. Welty resigned as our Secretary and as a member of our Board of Directors. Ms. Welty resigned in connection with the overall plan of the Board of Directors to reconstitute the Board with a majority independent Board.

APPOINTMENT OF SECRETARY

On August 8, 2006, the Board of Directors elected James Mitchell to replace
Ms. Welty as our Secretary effective immediately. Mr. Mitchell is also our Chief Financial Officer and Treasurer. We do not have a written employment agreement with Mr. Mitchell.

EXPANSION OF SIZE OF BOARD OF DIRECTORS/FILLING OF VACANCIES/ELECTION OF
CHAIRMAN

On August 8, 2006, pursuant to authority vested in the Board of Directors by
Article 10 of our Bylaws, the Board of Directors adopted a resolution to increase from three to five the number of directors that shall constitute the whole Board of Directors. In addition, the Board of Directors resolved to fill two of the three vacancies on the Board of Directors caused by the increase in the size of the Board of Directors and elected Stuart M. Robbins and David Russell, Jr. to serve as members of the Board of Directors. Furthermore, Mr. Robbins was elected by the newly-constituted Board of Directors to serve as Chair of the Board of Directors. Subsequently on August 18, 2006, by unanimous written consent, the Board of Directors resolved to fill the remaining vacancy on the Board of Directors and elected Steven M. Looney to serve as a member of the Board of Directors.

The following is biographical information about Messrs. Robbins, Russell and
Looney:

Stuart M. Robbins, age 63, has served as Chair and a member of the Board of Directors since August 2006. Mr. Robbins spent 33 years in the investment banking industry prior to his retirement in 2000. From 1994 to 2000, Mr. Robbins served as Managing Director of Global Equities and as a member of the Board of Directors for Donaldson, Lufkin & Jenrette. From 1987 to 1994, he was Managing Director and Director of Research for DLJ. While at DLJ, he was also Chair of DLJ International (Equities), Chair of Autranet and a member of the firm's Executive Committee. Since 2000, Mr. Robbins has participated in miscellaneous business, consulting and charitable activities. Among them, he served as Chair of the Board of Directors of SoundView Technology Group, an independent research provider specializing in technology research, from 2002 to 2004, leading up to its merger with Charles Schwab. He also served as a director of Archipelago Holdings, a leading electronic securities exchange, from its initial public offering through its merger with the New York Stock Exchange. Before 1987, Mr. Robbins was a research analyst and retail industry specialist and was designated an Institutional Investor All Star analyst for 10 consecutive years. He received his Bachelor of Arts degree in History from West Virginia University.

David Russell, Jr., age 64, has served as a member of our Board of Directors since August 2006. Since 1991, he has served as the Managing Director of Cove Hill Advisory Services, Inc., which provides financial services consulting to small businesses. He served as a principal of Jeffries & Co. from 1989 to 1991, and of Donaldson, Lufkin & Jenrette from 1985 to 1989, as managing partner of Russell & Co. from 1981 to 1985, and as a partner of Cowen & Co. from 1974 to 1981. Mr. Russell received a Bachelor of Arts degree in History in 1963 from the State University of New York at Binghamton, completed his masters program in Political Science in 1967 at the State University of New York at Binghamton, and received a Masters of Business Administration in Finance from New York University in 1971.

Steven M. Looney, age 57, has served as a member of our Board of Directors since August 2006. Since February 2005, he has served as the Managing Director of Peale Davies & Company Inc., a mergers and acquisitions and strategic advisory boutique. From 2000 to January 2005, he was the Chief Financial Officer of Pinkerton Computer Consultants, Inc., an information technology firm, and from 1992 through 1999, he as the Chief Financial Officer of WH Industries Inc., a precision metal parts manufacturing company. Mr. Looney has served as a director of Sun Healthcare Group, Inc., an operator of skilled nursing facilities and related healthcare businesses, since 2004, of WH Industries, Inc. since 1992 and of APW Ltd., a global manufacturer of enclosures, racks, kiosks and related products serving telecommunications equipment, computer and related industries, since 2005. From 1990 to 1997, he served as a director of Computers at Work Ltd, a hand-held computer consulting firm. Mr. Looney received a Bachelor of Arts degree in Accounting and a Juris Doctor degree, each from the University of Washington, and is licensed in the State of Illinois as a certified public accountant.

In September 2005, Mr. Russell entered into a consulting agreement with us under which he provided financial and business consulting services to us for a monthly payment of $8,000 through December 2005 and $6,000 beginning January 2006. That agreement was terminated in August 2006 by mutual agreement. Mr. Russell is an employee of Cove Hill Advisory Services, Inc. which provided certain broker-dealer services to us in connection with the funding agreement with Barron and which received $35,000 in consideration for such services.

CREATION OF STANDING COMMITTEES OF THE BOARD OF DIRECTORS AND COMMITTEE ASSIGNMENTS

On August 8, 2006, pursuant to authority vested in the Board of Directors by
Article 15.1 of our Bylaws, the Board of Directors established Audit, Compensation and Nominating and Governance Committees. Messrs. Robbins and Russell were appointed as members of the Audit Committee and the Compensation Committee, and Messrs. Robbins, Russell, Ruark and Pilkington were appointed as members of the Nominating and Governance Committee. Mr. Robbins was appointed the Chair of the Audit Committee and the Nominating and Governance Committee and Mr. Russell was appointed the Chair of the Compensation Committee. The
Chair of each committee was directed and authorized to prepare their respective committee charters for presentation to the entire Board of Directors. Subsequently on August 18, 2006, by unanimous written consent, the Board of Directors appointed Mr. Looney as a member of the Audit, Compensation and Nominating and Governance Committees. Mr. Robbins was replaced by Mr. Looney as the Chair of the Audit Committee.

APPROVAL OF NON-EMPLOYEE DIRECTOR COMPENSATION PLAN

On August 8, 2006, the Board of Directors approved and adopted a compensation plan for the non-employee directors of the newly-constituted Board of Directors following its review of various matrices and other industry data related to board compensation and consultation with board compensation specialists. The compensation plan provides that non-employee directors shall receive:
(a) $30,000 ($50,000 for the non-employee chair of the Board of Directors) annually, paid in quarterly increments following each fiscal quarter of service as a director; (b) initial grants of stock options to purchase our common stock, the number of which shall be determined by dividing $50,000 by the fair market value of our common stock as of the close of trading on the date of issuance, and which shall vest over a two year period - one-third immediately, one-third at the end of the first year of service as a director, and the last one-third at the end of the second year of service as a director; (c) annual grants of stock options to purchase our common stock granted quarterly following the fiscal quarter of service, the number of which shall be determined by dividing $20,000 ($30,000 for the non-employee chair of the Board of Directors) by the fair market value of our common stock as of the close of business on the last day of the fiscal quarter, and which shall vest immediately; and (d) reimbursement of reasonable travel expenses and costs related to participation on the Board of Directors to be determined and paid according to our documented policies. In addition to the compensation listed above, the non-employee directors, other than the chair of the entire Board of Directors, who serve as the chair of a committee of the Board of Directors, shall receive $10,000 annually, paid in quarterly increments following each fiscal quarter of service as a director. The non-employee directors will not receive compensation for attendance at meetings of the Board of Directors. Pursuant to the compensation plan, on August 8, 2006 and August 18, 2006, respectively, the Board of Directors authorized the grant of options to purchase 49,505 shares at an exercise price of $1.01 to each of Messrs. Robbins and Russell, and to Mr. Looney.

The Board of Directors also directed and authorized the newly-formed Compensation Committee to review the non-employee director compensation plan and the 2006 Stock Plan, and make recommendations related thereto to the entire Board of Directors on an annual basis.

APPROVAL OF 2006 STOCK PLAN

On August 8, 2006, subject to stockholder approval, the Board of Directors approved and adopted a stock plan under which employees, non-employee directors and consultants providing services to the Company shall be eligible for the direct award of restricted shares of our common stock and/or the grant of nonstatutory options and/or incentive options (intended to qualify under Section 422 of the Internal Revenue Code of 1986, as amended) to purchase shares of our common stock. We reserved 3,500,000 shares of our common stock for issuance under our stock plan. In any 12 month period, we may not grant options covering more than 500,000 shares of common stock nor more than 500,000 shares of restricted stock to the same participant. The exercise price shall be the fair market value of our common stock on the date of grant. The maximum term for an option granted under the stock plan is 10 years from the date of grant. The foregoing description of the stock plan does not purport to be complete and is qualified in its entirety by reference to the full text of the stock plan, a copy of which is attached hereto as Exhibit 10.11 and is incorporated herein by reference.

ITEM 6. EXHIBITS.

3.1     Amended and Restated Articles of Incorporation.*

4.1     Certificate of Designations of Preference, Right and Limitations of
        Series A Convertible Preferred Stock.*

4.2     Form of Series A Preferred Stock Certificate.**

4.3     Form of A Warrant.**

4.4     Form of B Warrant.**

4.5     Form of C Warrant.**

10.1    Purchase and Sale Agreement, made on April 5, 2006, between Company,
        Buyer, Sellers and Seller Equityholders.***

10.2 Agreement, dated April 5, 2006, by and among Mr. Ruark, Mr. Pilkington and Sellers.***

10.3    Non-Competition Agreement, made as of April 5, 2006, by Company, Buyer,
        Sellers and NSI.***

10.4    Amended and Restated Loan Agreement, including Term Note, dated April 5,
        2006, between Company and Lender.***

10.5    Warrant to Purchase Common Stock issued by Company to Lender on April 5,
        2006.***

10.6    Security Agreement (All Assets), dated as of April 5, 2006, made by
        Corporate Guarantors in favor of Lender.***

10.7    Preferred Stock Purchase Agreement dated effective May 18, 2006 with
        Barron Partners, LP.**

10.8    Registration Rights Agreement with Barron Partners, LP dated effective
        May 18, 2006.**

10.9 Placement Agent Agreement with Westminster Securities Corporation dated effective January 25, 2006.**

10.10   Warrant to Purchase Common Stock issuable by Company to Lender on
        July 5, 2006.*

10.11   Family Home Health Services Inc. 2006 Stock Plan (filed herewith).

31.1    Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
        (filed herewith).

31.2    Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
        (filed herewith).

32.1    Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to
        Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.2    Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to
        Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

----------
* Incorporated by reference to the corresponding exhibit to the Registrant's Quarterly Report on Form 10-QSB filed with the Commission on July 10, 2006 (File No. 000-32887).

** Incorporated by reference to the corresponding exhibit to the Registrant's Current Report on Form 8-K filed with the Commission on May 31, 2006 (File No. 000-32887).

*** Incorporated by reference to the corresponding exhibit to the Registrant's Current Report on Form 8-K filed with the Commission on April 11, 2006 (File No. 000-32887).

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there under duly authorized.

                                        FAMILY HOME HEALTH SERVICES INC.


Date: August 21, 2006                   /s/ Kevin R. Ruark
                                        ----------------------------------------
                                        By: Kevin R. Ruark
                                        Its: Chief Executive Officer and
                                             President


                                        /s/ James M. Mitchell
                                        ----------------------------------------
                                        By: James M. Mitchell
                                        Its: Chief Financial Officer and
                                             Treasurer

                                  EXHIBIT INDEX

3.1     Amended and Restated Articles of Incorporation.*

4.1     Certificate of Designations of Preference, Right and Limitations of
        Series A Convertible Preferred Stock.*

4.2     Form of Series A Preferred Stock Certificate.**

4.3     Form of A Warrant.**

4.4     Form of B Warrant.**

4.5     Form of C Warrant.**

10.1    Purchase and Sale Agreement, made on April 5, 2006, between Company,
        Buyer, Sellers and Seller Equityholders.***

10.2 Agreement, dated April 5, 2006, by and among Mr. Ruark, Mr. Pilkington and Sellers.***

10.3    Non-Competition Agreement, made as of April 5, 2006, by Company, Buyer,
        Sellers and NSI.***

10.4    Amended and Restated Loan Agreement, including Term Note, dated April 5,
        2006, between Company and Lender.***

10.5    Warrant to Purchase Common Stock issued by Company to Lender on April 5,
        2006.***

10.6    Security Agreement (All Assets), dated as of April 5, 2006, made by
        Corporate Guarantors in favor of Lender.***

10.7    Preferred Stock Purchase Agreement dated effective May 18, 2006 with
        Barron Partners, LP.**

10.8    Registration Rights Agreement with Barron Partners, LP dated effective
        May 18, 2006.**

10.9 Placement Agent Agreement with Westminster Securities Corporation dated effective January 25, 2006.**

10.10   Warrant to Purchase Common Stock issuable by Company to Lender on
        July 5, 2006.*

10.11   Family Home Health Services Inc. 2006 Stock Plan (filed herewith).

31.1    Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
        (filed herewith).

31.2    Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
        (filed herewith).

32.1    Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to
        Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.2    Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to
        Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

----------
* Incorporated by reference to the corresponding exhibit to the Registrant's Quarterly Report on Form 10-QSB filed with the Commission on July 10, 2006 (File No. 000-32887).

** Incorporated by reference to the corresponding exhibit to the Registrant's Current Report on Form 8-K filed with the Commission on May 31, 2006 (File No. 000-32887).

*** Incorporated by reference to the corresponding exhibit to the Registrant's Current Report on Form 8-K filed with the Commission on April 11, 2006 (File No. 000-32887).