Form 10QSB
period 2006-09-30
FAMILY HOME HEALTH SERVICES, INC.
filed 2006-11-20
CIK 1142336

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2006

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

                                 (734) 414-9990
                (ISSUER'S TELEPHONE NUMBER, INCLUDING AREA CODE)

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

Yes [ ]   No [X]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

             Class               Outstanding at September 30, 2006
             -----               ---------------------------------
Common stock, $0.001 par value               26,851,273

                                TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)
   Condensed Consolidated Balance Sheets as of September 30, 2006 and
      December 31, 2005                                                        1
   Condensed Consolidated Statements of Operations for the three months
      and nine months ended  September 30, 2006 and 2005                       2
   Condensed Consolidated Statements of Changes in Stockholders' Equity
      as of September 30, 2006 and December 31, 2005                           3
   Condensed Consolidated Statements of Cash Flows for the nine months
      ended September 30, 2006 and 2005                                        4
   Notes to Interim Condensed Consolidated Financial Statements                5
Item 2. Management's Discussion and Analysis or Plan of Operation             14
Item 3. Controls and Procedures                                               17

PART II. OTHER INFORMATION

Item 1. Legal Proceedings                                                     19
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds           19
Item 3. Defaults upon Senior Securities                                       19
Item 4. Submission of Matters to a Vote of Security Holders                   19
Item 5. Other Information                                                  19-22
Item 6. Exhibits                                                           22-23


                                      (ii)

PART I. -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

                        FAMILY HOME HEALTH SERVICES INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                      (UNAUDITED)
                                                                     SEPTEMBER 30,   DECEMBER 31,
                                                                          2006           2005
                                                                     -------------   ------------
                              ASSETS

CURRENT ASSETS
      Cash and cash equivalents                                       $    94,955     $   55,109
      Accounts receivable, net                                          4,513,745      2,295,718
      Advances to affiliates                                              168,599        115,599
      Prepaid expenses and other current assets                           264,135        135,844
      Deferred income taxes                                               440,000        120,000
                                                                      -----------     ----------
TOTAL CURRENT ASSETS                                                    5,481,434      2,722,270

Net property and equipment                                                878,308        782,256
Intangible assets, net                                                    270,000             --
Other assets                                                              336,671        170,742
Deferred financing costs                                                  663,641        127,593
Goodwill                                                                6,434,632      1,250,000
                                                                      -----------     ----------
TOTAL ASSETS                                                          $14,064,686     $5,052,861
                                                                      ===========     ==========
               LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
      Accounts payable                                                $   444,192     $  494,141
      Line-of-credit borrowings                                         1,300,000        485,208
      Current portion of capital lease obligations                         95,142         45,907
      Current portion of long-term debt                                 1,863,023        275,728
      Accrued compensation                                                623,982        474,750
      Accrued expenses                                                    891,100        436,827
      Deferred revenue                                                  1,455,770      1,160,000
                                                                      -----------     ----------
TOTAL CURRENT LIABILITIES                                               6,673,209      3,372,561

Deferred income taxes                                                      90,000             --
Capital lease obligations, net of current portion                         317,931        168,489
Long-term debt, net of current portion                                  3,684,489        118,812
                                                                      -----------     ----------
TOTAL LIABILITIES                                                      10,765,629      3,659,862

COMMITMENT (NOTE 6)

STOCKHOLDERS' EQUITY
   Common stock, $.001 par value; authorized 100,000,000 shares,
      issued and outstanding 26,851,273 shares                             26,851         26,617
   Preferred stock, $.001 par value; authorized 10,000,000 shares,
      issued and outstanding 4,812,000 shares                               4,812             --
   Additional paid-in capital                                           4,910,608      1,636,792
   Accumulated deficit                                                 (1,643,214)      (270,410)
                                                                      -----------     ----------
TOTAL STOCKHOLDERS' EQUITY                                              3,299,057      1,392,999
                                                                      -----------     ----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                            $14,064,686     $5,052,861
                                                                      ===========     ==========

The accompanying notes are an integral part of these condensed consolidated financial statements.

STATEMENT OF OPERATIONS

                        FAMILY HOME HEALTH SERVICES INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                        (UNAUDITED)
                                               -------------------------------------------------------------
                                                     THREE MONTHS ENDED              NINE MONTHS ENDED
                                               -----------------------------   -----------------------------
                                               SEPTEMBER 30,   SEPTEMBER 30,   SEPTEMBER 30,   SEPTEMBER 30,
                                                    2006            2005            2006            2005
                                               -------------   -------------   -------------   -------------
REVENUE
   Net Medicare patient service revenue         $ 5,267,208     $ 3,678,178     $15,109,783     $11,012,730
   Staffing service revenue                       1,593,713              --       3,451,113              --
   Management fee income and other revenues              --         210,181              --         492,144
                                                -----------     -----------     -----------     -----------
TOTAL REVENUE                                     6,860,921       3,888,359      18,560,896      11,504,874

Cost of services sold                             3,039,979       1,491,982       8,287,991       4,136,444
                                                -----------     -----------     -----------     -----------
GROSS PROFIT                                      3,820,942       2,396,377      10,272,905       7,368,430

Selling, general and administrative expenses      3,929,245       2,571,377      10,526,285       6,771,826
                                                -----------     -----------     -----------     -----------
OPERATING (LOSS) INCOME                            (108,303)       (175,000)       (253,380)        596,604

Interest expense                                   (280,719)        (13,468)       (489,424)        (33,272)
                                                -----------     -----------     -----------     -----------
(LOSS) INCOME BEFORE INCOME TAXES (BENEFIT)        (389,022)       (188,468)       (742,804)        563,332

Income tax expense (benefit)                       (120,000)        (57,000)       (230,000)        203,000
                                                -----------     -----------     -----------     -----------
NET (LOSS) INCOME                               $  (269,022)       (131,468)    $  (512,804)    $   360,332
                                                ===========     ===========     ===========     ===========
BASIC EARNINGS (LOSS) PER SHARE:
   Weighted average shares outstanding           26,680,000      26,372,000      26,680,000      26,372,000
   NET (LOSS) INCOME PER SHARE                  $     (0.01)    $     (0.00)    $     (0.05)    $      0.01
                                                ===========     ===========     ===========     ===========

The accompanying notes are an integral part of these condensed consolidated financial statements.

STOCKHOLDERS' EQUITY

                        FAMILY HOME HEALTH SERVICES INC.

      CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY


                                                                                   (UNAUDITED)
                                                    ---------------------------------------------------------------------------
                                                        COMMON STOCK      PREFERRED STOCK   ADDITIONAL
                                                    -------------------  -----------------    PAID-IN   ACCUMULATED
                                                      SHARES     AMOUNT    SHARES   AMOUNT    CAPITAL     DEFICIT      TOTAL
                                                    ----------  -------  ---------  ------  ----------  ------------  ----------
BALANCES, JANUARY 1, 2005                                   --  $    --         --  $   --  $      200  $   933,209  $  933,409

Outstanding shares prior to recapitalization         2,200,000    2,200                         (2,200)                      --
Issuance of common stock in exchange for
   member interest                                  12,025,000   12,025                        (12,025)                      --
Issuance of common stock in exchange for
   member interest                                  12,025,000   12,025                        (12,025)                      --
Contribution of retained earnings resulting from
   recapitalization                                                                            933,209     (933,209)         --
Issuance of common stock to reconcile ledger             1,400        1                             (1)          --          --
Issuance of common stock upon acquisition
   of subsidiary                                       365,854      366                        599,634           --     600,000
Issuance of share-based payment in connection
   with loan guarantee by officer                                                              130,000                  130,000
Net loss                                                                                            --     (270,410)   (270,410)
                                                    ----------  -------  ---------  ------  ----------  -----------  ----------
BALANCES, DECEMBER 31, 2005                         26,617,254  $26,617         --  $   --  $1,636,792  $  (270,410) $1,392,999

Issuance of share-based payment in connection
   with acquisition indebtedness (Note 12)                                                     240,000                  240,000
Issuance of common stock (Note 13)                      50,000       50                         19,950           --      20,000
Sale of preferred Series A shares, net (Note 13)                         4,812,000   4,812   1,485,188           --   1,490,000
Non-cash dividend related to beneficial conversion
   feature associated with issuance of warrants                                                860,000     (860,000)         --
Issuance of share-based payment in connection
   with acquisition indebtedness (Note 12)                                                      21,000           --      21,000
Issuance of share-based payment in connection
   with loan guarantee by officer (Note 14)                                                    420,000           --     420,000
Sale of common stock to officer and key
   employees (Note 8)                                  184,019      184                        185,678           --     185,862
Issuance of share-based compensation to
   non-employee directors (Note 8)                                                              42,000           --      42,000
Net loss                                                                                                   (512,804)   (512,804)
                                                    ----------  -------  ---------  ------  ----------  -----------  ----------
BALANCES, SEPTEMBER 30, 2006                        26,851,273  $26,851  4,812,000  $4,812  $4,910,608  $(1,643,214) $3,299,057
                                                    ==========  =======  =========  ======  ==========  ===========  ==========

The accompanying notes are an integral part of these condensed consolidated financial statements.

CASH FLOWS

                        FAMILY HOME HEALTH SERVICES INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                      (UNAUDITED)
                                                                                   NINE MONTHS ENDED
                                                                                     SEPTEMBER 30,
                                                                               ------------------------
                                                                                   2006         2005
                                                                               -----------   ----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income                                                              $  (512,804)  $  360,332
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities
      Depreciation and amortization                                                182,177       41,861
      Deferred income tax benefit                                                 (230,000)          --
      Share-based compensation                                                      42,000
      Changes in assets and liabilities that (used) provided cash,
         Accounts receivable, net                                                 (884,162)     423,563
         Prepaid expenses and other current assets                                (128,291)      40,266
         Other assets and deferred financing costs                                  39,408     (115,143)
         Accounts payable                                                          187,145     (243,735)
         Advances from third-party payors                                               --      183,984
         Income taxes payable                                                           --      203,000
         Accrued expenses and other current liabilities                            447,321      168,309
                                                                               -----------   ----------
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES                               (857,206)   1,062,437
                                                                               -----------   ----------
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment                                               (228,414)    (245,799)
Purchases of business assets, net of cash acquired                              (4,109,173)    (215,966)
Advances to affiliates                                                             (53,000)     (55,071)
                                                                               -----------   ----------
NET CASH USED IN INVESTING ACTIVITIES                                           (4,390,587)    (516,836)
                                                                               -----------   ----------
CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of preferred and common stock, net                                      1,675,862           --
Proceeds from long-term debt                                                     3,750,000           --
Net line-of-credit borrowings                                                      814,792           --
Repayments on long-term debt                                                      (888,347)     (96,238)
Repayments on capital leases                                                       (64,668)     (16,133)
Repayments on net advances from related-party                                           --     (300,000)
                                                                               -----------   ----------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                              5,287,639     (412,371)
                                                                               -----------   ----------
INCREASE IN CASH AND CASH EQUIVALENTS                                               39,846      133,230

Cash and cash equivalents, beginning of period                                      55,109      209,088
                                                                               -----------   ----------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                       $    94,955   $  342,318
                                                                               ===========   ==========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid during the period for:
      Income taxes                                                             $        --   $       --
      Interest                                                                 $   220,061   $   33,272

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

Operating results for the nine months ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. In general, operating income tends to be lower in the second and third quarters of the fiscal year due to seasonality associated with material numbers of the senior population residing in our South Florida markets primarily during our first two quarters. In addition, we closed on a significant business acquisition in April 2006 (see Note 11) which will impact expected earnings for the remainder of the year. For further information, refer to the consolidated financial statements and footnotes included in our recent annual report on Form 10-KSB filed with the Securities and Exchange Commission ("Commission") on May 22, 2006 which contains audited financial statements for the years ended December 31, 2005 and 2004.

NOTE 2 - RECAPITALIZATION

     On January 17, 2005, the Company, which was then an inactive public shell company known as Myocash, Inc., issued an aggregate of 20,000,000 shares of its common stock to the members of FHHS Florida (10,000,000 to each) in exchange for all of the members' outstanding membership interests in FHHS Florida. Also in connection with the transaction, the Company's former sole stockholder transferred an aggregate of 4,050,000 shares of common stock to the former members of FHHS Florida (2,025,000 to each) for no additional consideration. Concurrent with the above transactions, the former members of FHHS Florida became officers of the Company (the former members of FHHS Florida were appointed to the Board of Directors of the Company in November 2004). For accounting purposes, the transaction has been treated as a recapitalization of the Company with FHHS Florida as the acquirer (i.e., a reverse acquisition) and accordingly, the operations presented in these consolidated financial statements are those of FHHS Florida prior to the merger. The financial position of the Company as of the date of the reverse merger was de minimis as the inactive shell company had no business operations. Since the transaction is considered a recapitalization and not a business combination for accounting purposes, no proforma information is presented. If presented, however, the results would be essentially the same as the operating results presented herein since the Company had virtually no activity prior to the recapitalization.

NOTE 3 - USE OF ESTIMATES

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions and select accounting policies that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting year. Our condensed consolidated financial statements include amounts that are based on management's best estimates and judgments. Actual results could differ from those estimates.

The most critical estimates relate to revenue recognition, the collectibility of accounts receivable and related reserves, obligations under workers compensation, professional liability, Medicare settlement issues, and the realization of deferred income tax assets and goodwill.

NOTE 4 - NET REVENUES

Under the Prospective Payment System ("PPS") for Medicare reimbursement, net revenues are recorded based on a reimbursement rate which varies with the severity of the patient's condition, their service needs, and certain other factors. At the onset of each patient episode, total estimated Medicare billings under PPS are recognized as receivables and deferred revenue. Deferred revenue is subsequently amortized into revenue over the 60-day episodic period with accounts receivable being adjusted by actual cash collections.

The process for recognizing revenue under the Medicare program is subject to certain assumptions and judgments, including the appropriateness of the clinical assessment of each patient at the time of certification and the level of adjustments to the fixed reimbursement rate for patients who receive a limited number of visits, have significant changes in condition, or are subject to certain other factors during the episode. As a result of these variables, there is at least a reasonable possibility that some patient revenue estimates will fluctuate up or down in the near term. Those differences between estimated and actual reimbursement amounts are deducted from or added to gross accounts receivable as revenue adjustments in the period when the actual reimbursement is first quantified.

NOTE 5 - RECLASSIFICATION

Certain amounts in the unaudited September 30, 2005 and the audited December 31, 2005 financial statements have been reclassified to conform to the classifications used in the current period. These reclassifications relate principally to the balance sheets at those dates and do not affect reported results of operations for any period.

NOTE 6 - COMMITMENT

Lot Purchase and Development Agreement: In October 2005, we established a wholly-owned subsidiary, RPRE Holdings, to purchase real estate and a new building to support our growing operations in Southwest Florida. Specifically, we entered into a lot purchase and development agreement to acquire a 5,000 square foot building including the building lot, site upgrades and fees. The total purchase price is approximately $970,000 with 10% due at the signing of the agreement, 50% due at closing and the remaining balance due upon applicable construction benchmarks. We can cancel the agreement and forfeit any deposit monies at any point prior to closing. As of September 30, 2006, a $97,000 deposit was included in "Other Assets" on the balance sheet. Financing for the remaining purchase price has been negotiated with our lender under a non-binding term sheet. Management has also explored other lease options for the property which would not require the purchase of the building or the addition of formalized debt. We anticipate a final decision on these alternatives by the end of 2006.

NOTE 7 - LEGAL MATTERS

We are involved in litigation and regulatory investigations arising in the normal course of conducting our business. Management estimates that these matters will be resolved without material adverse effect on our future financial position, results of operations or cash flows.

NOTE 8 - COMPENSATION AND STOCK PLAN

In August 2006, we adopted a non-employee director compensation plan and the 2006 Stock Plan. The plans provide for certain cash compensation for non-employee directors and various forms of stock-based awards, including options and restricted shares, to be awarded to such directors, key employees and outside consultants.

We reserved 3,500,000 shares of common stock for issuance under the Stock Plan. The exercise price is the fair market value of our common stock on the date of grant. The maximum term of any option granted under the Stock Plan is ten years from the date of grant.

Also, in August 2006, we granted a total of 148,515 options for the purchase of common stock at an exercise price of $1.01 per share to recently appointed non-employee directors. The options are subject to vesting over a two year period and, as of September 30, 2006, had a non-cash impact on our operations of $42,000.

We also sold an aggregate of 184,019 shares of restricted common stock at a price of $1.01 to twelve employees including one officer.

NOTE 9 - SHARE BASED COMPENSATION ARRANGEMENTS

In April 2005, the Commission adopted a new rule that amended the compliance dates for implementation of the Financial Accounting Standard Board's ("FASB") Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment ("SFAS No. 123R"). SFAS No. 123R requires that compensation cost relating to share-based payment transactions be recognized in financial statements and that this cost be measured based on the fair value of the equity or liability instruments issued. SFAS No. 123R covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans.

We adopted SFAS No. 123R on January 1, 2006 using the modified prospective method for our financial statement presentation. As there were no options as of December 31, 2005 that were unvested, the adoption of the new standard had no initial effect on our results of operations. During 2006 and future periods, the adoption of SFAS 123R will have a significant impact on our non-cash operating results.

We currently use the Black-Scholes option pricing model to estimate the fair value of stock-based compensation with the following weighted-average assumptions for the three months ended September 30, 2006:

Expected term (in years)           7.5
Expected volatility              62.50%
Expected annual dividend yield      --
Risk-free interest rate           4.83%

The assumptions above are based on multiple factors, including:

     -    Stock price determined using quoted market prices on the Pink Sheets

     - Term is based on the applicable term in the option or warrant agreement as we have no data to determine a historical average

     - Volatility is determined by reference to companies of similar size and maturity in our industry as we have insufficient history to estimate our expected volatility

     - Annual dividend rate is zero as we do not anticipate issuing dividends during the term of our options or warrants

     - Discount rate is determined from the Federal T-Bill rate in effect at the date of issuance

Changes in shares outstanding from both options and warrants are summarized as follows:

                                  Weighted Avg.
                       Shares    Exercise Price
                     ---------   --------------
December 31, 2005      650,000        $0.20
   Granted             917,265        $0.76
   Exercised                --           --
   Terminated               --           --
September 30, 2006   1,567,265        $0.53
Exercisable          1,517,760        $0.51

As of September 30, 2006, there was approximately $66,000 of unrecognized compensation cost related to share-based compensation that is expected to be recognized over the next 21 months.

NOTE 10 - COMPUTATIONS OF EARNINGS PER SHARE

Basic earnings or loss per share is based on the weighted average common shares outstanding during the period. Diluted earnings or loss per share includes the dilutive effect of additional potential common shares that could be issued upon the exercise of common stock options.

As of September 30, 2005, there were no adjustments in the computation of diluted earnings per common share since we had no common stock equivalents. As of September 30, 2006, diluted loss per share and basic loss per share are equivalent because the assumed exercise of outstanding common stock options and warrants would be anti-dilutive.

NOTE 11 - BUSINESS ACQUISITION

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

Pursuant to the Purchase Agreement, we purchased substantially all of the assets of CHCS, PTRS LLC and PTRS Inc. (collectively, "Sellers") through New PTRS. With those assets, New PTRS, LLC operates a medical staffing and recruiting firm in Southeast Florida.

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

(b) $2,291,319, payable in cash on the first anniversary of closing, which represents 35% of the Sellers' combined EBITDA for the period beginning July 1, 2004 and ending June 30, 2005, multiplied by five. This amount represents a balloon payment to Sellers' for their subordinated debt on the initial purchase price plus an additional $183,305 in cash which represents interest at 8%.

(c) an amount (to be determined if positive), payable in cash on the first anniversary of the closing, equal to the difference between (A) the Sellers' combined EBITDA for the period beginning January 1, 2005 and ending December 31, 2005, multiplied by five, and (B) the Sellers' combined EBITDA for the period beginning July 1, 2004 and ending June 30, 2005, multiplied by five.

(d) an amount (to be determined), payable on the first anniversary of the closing in shares of our common stock as valued based on the average daily closing price during the period beginning June 1, 2006 and ending June 30, 2006, equal to the difference between: (i) the Seller's combined EBITDA for the period beginning July 1, 2005 and ending at the closing, and the Buyer's EBITDA for the period beginning at the closing and ending June 30, 2006; multiplied by five; and (ii) the Sellers' combined EBITDA for the period beginning January 1, 2005 and ending December 31, 2005, multiplied by five.

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

In connection with the Purchase Agreement, Messrs. Ruark and Pilkington, directors, executive officers and principal stockholders of our Company, entered into an agreement with Sellers pursuant to which Messrs. Ruark and Pilkington will assign and deliver to Sellers, for no further consideration, any additional shares of common stock to which Sellers would be entitled, but for the one million share limitation contained in the Purchase Agreement, based upon the earnings of Sellers' businesses for the periods specified in paragraphs (c) and
(d) above.

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

Assets acquired (rounded to the nearest thousand):
   Cash                                              $  335,000
   Accounts receivable                               $1,040,000
   Intangible assets                                    300,000
   Goodwill                                           5,185,000
                                                     ----------
   Total assets                                      $6,860,000
Liabilities assumed and accrued                        (205,000)
                                                     ----------
Net assets acquired                                  $6,655,000
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

Six Months Ended June 30,                    2006          2005
-------------------------                -----------   -----------
   Pro forma net revenues                $13,390,000   $10,555,000
   Pro forma net (loss) income           $  (134,000)  $ 1,022,000

Basic earnings per share:
   Pro forma net (loss) income           $     (0.01)  $      0.04
   Weighted average shares outstanding    27,642,149    26,250,000

NOTE 12 - AMENDED LOAN AGREEMENT

On April 5, 2006, we entered into an Amended and Restated Loan Agreement ("Amended Loan Agreement") with Comerica Bank as our lender. The Amended Loan Agreement replaced the Loan Agreement with Master Revolving Note and Security Agreement dated November 10, 2005. In addition to the $1,300,000 revolving line of credit previously extended by our lender, the Amended Loan Agreement provides for a term loan of up to $3,750,000 to finance a portion of the consideration to be paid under the Purchase Agreement outlined in Note 11.

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

On July 5, 2006, in satisfaction of the terms of the Amended Loan Agreement dated April 5, 2006, we became obligated to issue to our lender a warrant for the purchase of 50,000 shares of common stock at a strike price of $1.20 per share, exercisable until July 5, 2011. We issued this warrant to our lender on July 18, 2006. The fair value of the warrant, which was calculated at $21,000 (see Note 9), has been included in deferred financing cost and is being amortized as additional interest over the term of the debt instrument.

On September 27, 2006, we entered into an Amendment to the Amended Loan Agreement dated April 5, 2006 and Amendment to Master Revolving Note (collectively, the "Amendment") with Comerica Bank. The Amendment increased the Company's maximum line of credit amount to $1,800,000. The Amendment also included a requirement that, upon the earlier of (a) the receipt of additional equity from Barron Partners, LP ("Barron") or (b) December 31, 2006, the Company shall make a mandatory prepayment so that the outstanding principal balance of the Company's term loan is less than $1,500,000. As a condition to the effectiveness of the Amendment, we paid our lender an amendment fee of $5,000.

As of September 30, 2006, we were in violation of both the tangible net worth and the fixed debt coverage ratio covenants. Those covenants were both waived by our Lender.

NOTE 13 - EQUITY FUNDING AGREEMENT

On May 24, 2006, we entered into and closed a funding agreement with Barron. Pursuant to a Preferred Stock Purchase Agreement that was dated effective May 18, 2006, which set forth the terms of the funding, we issued 4,375,000 shares of restricted Series A Preferred Stock to Barron at $0.40 per share for gross proceeds of $1,750,000. The Series A Preferred Stock is convertible, subject to certain limitations, at the option of the holder at any time, into an equivalent number of shares of our common stock on a share-for-share basis, and is subject to adjustment or automatic conversion in the event of certain corporate transactions. This Series A Preferred Stock also has preferential liquidation privileges at $0.40 per share.

We also issued to Barron 4,000,000 A Warrants exercisable at $0.60 per share, 1,750,000 B Warrants exercisable at $0.75 per share, and 5,750,000 C Warrants exercisable at $2.80 per share. The warrants are exercisable immediately and expire on May 24, 2011. At any time that the average closing sale price of our common stock is equal to or in excess of $1.02 for the A Warrants, $1.30 for the B Warrants and $4.76 for the C Warrants, for a period of at least 17 out of 20 consecutive trading days, or in the case of the C Warrants the Company acquires another company in the home health care industry at a multiple not to exceed 5.5 times the acquired company's trailing EBITDA, and in each case there is an effective registration statement covering the shares underlying the warrants, we have the right, upon twenty days written notice to the warrant holders, to call the warrant for cancellation at the exercise price in whole or in part under our agreements with Barron. If we fail to meet certain per share income targets for 2006, we will decrease the conversion value of the Series A Preferred Stock and the exercise price of the Warrants to a maximum decrease of 40% if we are below the targets and a maximum of 70% if we have no income or if we incur a net loss. The Preferred Stock Purchase Agreement also prevents any executive officer or director of our company from selling any shares for a period of eighteen months from the closing date.

Concurrently with the entry into and closing upon the Preferred Stock Purchase Agreement on May 24, 2006, we entered into a Registration Rights Agreement with Barron pursuant to which we agreed to register the common shares issuable upon conversion of the outstanding shares of the Series A Preferred Stock and the common shares issuable upon exercise of the warrants held by Barron.

Under our agreements with Barron we also agreed to take the following actions when indicated:

     -- Twenty days after filing a Schedule 14C with the Commission, to amend our Articles of Incorporation to increase our authorized capitalization to 100,000, 000 shares of common stock, par value $0.001 per share and 10,000,000 shares of preferred stock, par value $.001 per share.

     -- To file a Certificate of Designations of Preferences, Rights and
        Limitations of Series A Convertible Preferred Stock.

     -- Immediately upon the filing of the amended Articles of Incorporation and Certificate of Designations and in any event within 35 days following the closing date, to issue the share certificates for the Series A Preferred Stock.

     -- Within 45 days after closing, to file a registration statement covering the resale of such registrable securities as determined by Barron.

     -- Within 60 days after the closing date, to apply for listing on higher exchange or trading market.

     -- Within 90 days of closing date, to cause the appointment of the majority of the board of directors to be qualified independent directors.

     -- Within 90 days of closing date, to cause the appointment of a majority of outside directors to the audit and compensation committees of the board of directors.

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

We are accounting for the Series A Preferred Stock and warrants issued in connection with the Barron financing transaction as equity in accordance with SFAS 133, "Accounting for Derivative Instruments and Hedging Activities" and EITF 00-19, "Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in a Company's Own Stock" based on our conclusion that all applicable requirements for equity treatment were met, including that there is a limit on the number of shares issuable under the agreements, and such limit, when considered with all issued and outstanding equity and convertible instruments, options and warrants does not exceed our authorized shares; there are specific provisions to prohibit net-cash settlement of the instruments; and the potential liquidated damages under the Registration Rights Agreement are limited to a fixed amount.

NOTE 14 - RELATED PARTY STOCK OPTIONS

On July 6, 2006, our Board of Directors authorized the issuance to Mr. Ruark of options to purchase 468,750 shares of our common stock at an exercise price of $0.40 per share. The options were issued in exchange for his personal guarantee of our $3,750,000 term loan with Comerica Bank. The Board determined the amount of consideration based on a formula of 10% of the amount of the loan, an amount Mr. Ruark offered to discount by 50% for total consideration of $187,500.

The options are immediately exercisable and expire on July 6, 2016. The fair value of the options, which was calculated at $420,000 (see Note 9), has been included in deferred financing costs and is being amortized as additional interest over the term of the debt instrument.

NOTE 15 - CAPITAL STOCK

On July 5, 2006, we amended and restated our Articles of Incorporation to increase the number of common shares authorized from 50,000,000 to 100,000,000 shares. We also increased the number of preferred shares from 5,000,000 to 10,000,000, all of which is Series A Convertible Preferred Stock with certain rights and preferences which include, but are not limited to, no dividends or voting rights and conversion rights under certain circumstances into common stock on a one-to-one basis.

NOTE 16 - SUBSEQUENT EVENTS

RELATED PARTY STOCK OPTIONS

On October 1, 2006, pursuant to the terms of our non-employee director compensation plan (Note 8), we issued options to our non-employee directors for the purchase of 14,000 shares of common stock at a strike price of $1.25 per share, exercisable until October 1, 2016. As of September 30, 2006, the fair value of those options totaled $12,000 and is included in accrued expenses on the balance sheet.

NOTE 17 - NEW ACCOUNTING STANDARDS

In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes ("FIN No. 48"), an interpretation of SFAS No. 109, Accounting for Income Taxes. FIN No. 48 seeks to reduce the significant diversity in the practice associated with financial statement recognition and measurement in accounting for income taxes and prescribes a recognition threshold and measurement attribute for disclosure of tax provisions taken or expected to be taken on an income tax return. This interpretation will be effective for our financial reporting as of July 1, 2007. As of September 30, 2006, we have not completed our evaluation of the impact on our financial statements of the adoption of FIN No. 48.

In September 2006, the Securities and Exchange Commission ("Commission") issued Staff Accounting Bulletin No. 108 ("SAB No. 108") on quantifying financial statement misstatements. In summary, SAB No. 108 was issued to address the diversity in practice in quantifying financial statement misstatements and the potential under current practice for build up of improper amounts on the statement of financial position. SAB No. 108 states that both a balance sheet approach and an income statement approach should be used when quantifying and evaluating the materiality of a misstatement, and contains guidance on correcting errors under this dual approach. SAB No. 108 is effective for the annual financial statements covering our year ending December 31, 2006. As of September 30, 2006, we have not completed our evaluation of the impact on our financial statements of the adoption of SAB No. 108.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements ("SFAS No. 157"), to eliminate the diversity in practice that exists due to the different definitions of fair value and the limited guidance for applying those definitions. SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We do not expect the adoption of SFAS No. 157 will have a significant impact on our results of operations, financial position or cash flows.

NOTE 18 - SEGMENT INFORMATION

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

Our Medical Staffing segment provides both skilled and unskilled professionals to various medical businesses throughout southeast and central Florida. This segment staffs both nurses and therapists on assignments ranging from one day in length to over one year. Medical Staffing revenues are billed typically on an hourly or per visit basis to commercial customers who are primarily facility based or agency based. Therapy services and nursing services account for approximately 60% and 40% of our revenues, respectively. We currently operate out of three branch locations.

Summary financial data for each segment is as follows for the nine months, ended September 30, 2006:

                                   Medicare     Staffing    Elimination      Total
                                 -----------   ----------   -----------   -----------
Net revenues                     $15,110,000   $3,660,000     ($210,000)  $18,561,000
Cost of services                   5,760,000    2,737,000      (210,000)    8,288,000
                                 -----------   ----------   -----------   -----------
Gross profit                       9,350,000      923,000                  10,273,000
Operating expenses                 7,503,000      970,000                   8,473,000
                                 -----------   ----------                 -----------
Gross operating income (loss)      1,847,000      (47,000)                  1,800,000
Unallocated corporate expenses   ===========   ===========                  2,053,000
Net operating loss                                                           (253,000)
                                                                          ===========
Total assets                     $10,013,000   $6,603,000   ($2,551,000)  $14,065,000
                                 ===========   ==========   ===========   ===========

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

BUSINESS OVERVIEW

The Company was incorporated in Nevada in 2000 under the name Myocash, Inc. as a special purpose acquisition entity that had no operations or business activity. On January 17, 2005, we closed on a reverse merger with FHHS Florida. That entity was engaged in providing home health care services since September 2003 and was owned by our largest stockholders, Messrs. Ruark and Pilkington. Following the reverse merger, we changed our corporate name to its current name. We are primarily an inactive holding company with our operations being conducted through our four principal subsidiaries. Those subsidiaries operate in two distinct business segments, Medicare Home Health and Medical Staffing, with each segment representing approximately 80% and 20% of our gross revenue, respectively.

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

During the second quarter of 2006, our capitalization was changed significantly, as described throughout this report, by the issuance of equity capital and long-term debt. That series of transactions also included the issuance of various stock options and warrants which required the recognition of significant non-cash compensation and interest charges.

RESULTS OF OPERATIONS

COMPARISON OF THE THREE MONTHS ENDED SEPTEMBER 30, 2006 TO THE THREE MONTHS ENDED SEPTEMBER 30, 2005.

REVENUE: For the three months ended September 30, 2006, revenues increased $2,973,000 to $6,861,000, a 76% increase over the same period in 2005. The increase was mainly attributable to the acquisition of our staffing operations in April 2006. That new segment accounted for nearly $1,594,000 of the increase. The remaining increase was driven by our expansion into six new home health markets in Michigan and Illinois during the second and third quarters of 2006.

GROSS PROFIT: As expected, gross profit margin decreased to 56% for the three months ended September 30, 2006 from 62% for the three months ended September 30, 2005 due to the addition of lower margin volume from our staffing division. Our consolidated margin for the quarter was blended between 25% margins in our staffing segment and 67% margins in our Medicare Home Health segment.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES: For the three months ended September 30, 2006, selling, general and administrative expenses increased approximately $1,358,000 to $3,929,000 over the same period in 2005. This 53% increase included over $500,000 in administrative costs from our staffing segment. Other factors include increases in salary and benefits paid to business development and clinical management staff in our new home health markets. Those personnel were hired to procure and process the growing patient census at each of our new branches. We continue to spend significant resources for corporate level compliance costs which are directly attributable to our public filing requirements. Those costs are in addition to corporate personnel who have been hired to support our growing operations.

OPERATING INCOME: Operating losses were reduced by $67,000, or 38% to a loss of $108,000 for the three months ended September 30, 2006 from a loss of $175,000 for the three months ended September 30, 2005. Essentially, the contribution margin from our increase in revenue was absorbed by our increase in administrative and overhead costs.

OTHER INCOME (EXPENSE): Interest expense increased by $267,000 during the comparative periods as we financed our staffing acquisition through approximately $6.5 million in term debt and as we utilized our revolving credit facility. Our 2005 balance sheet had nominal debt. As shown in the statement of cash flows, much of this interest represents non-cash charges related to newly issued common stock options and warrants associated principally with our changes in capitalization during 2006.

INCOME TAXES: The provision for income taxes for the three months ended September 30, 2006 resulted in a benefit of $120,000 as compared to $57,000 for the third quarter 2005. The provision for both periods was based on pre-tax results at statutory rates of 34% with only minimal impact from non-deductible expenses.

NET LOSS: Net losses increased $138,000 to $270,000 in the three months ended September 30, 2006 from a net loss of $131,000 during the comparable three month period of 2005.

COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 30, 2006 TO THE NINE MONTHS ENDED SEPTEMBER 30, 2005.

REVENUE: For the nine months ended September 30, 2006, revenues increased $7,056,000 to $18,561,000, a 61% increase over the same period in 2005. The increase was mainly attributable to two acquisitions: our Michigan home health agency in July 2005 and our staffing operations in April 2006 which accounted for $1,600,000 and $3,450,000 of the increase, respectively. Our expansion into five new home heath markets in Florida during the second and third quarters of 2005 also contributed over $2,000,000 in new revenue during 2006 as those markets matured from their initial opening in 2005.

GROSS PROFIT: As expected, gross profit margin decreased to 55% for the nine months ended September 30, 2006 from 64% for the nine months ended September 30, 2005. The most significant reason for this decrease was the introduction of our staffing segment which has budgeted margins of 30%.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES: For the nine months ended September 30, 2006, selling, general and administrative expenses increased approximately $3,754,000 to $10,526,000 over the same period in 2005. This 55% increase was directly attributable to over $900,000 in administrative costs from our staffing segment. Other factors include increases in salary and benefits paid to business development and clinical management staff in our home health segment. Those personnel were hired to procure and process the growing patient census at each of our branches. We continue to spend significant resources for corporate level compliance costs which are directly attributable to our public filing requirements. Those costs are in addition to corporate personnel who have been hired to support our growing operations.

OPERATING INCOME: As a result of the foregoing factors, income from operations decreased $850,000, or 142% to a loss of $253,000 for the nine months ended September 30, 2006 from operating income of $597,000 for the nine months ended September 30, 2005. Specifically, many of the new markets that were opened in 2005 continued to be a drain on our operations. Those markets yielded operating losses of approximately $650,000. This amount is in addition to start up losses sustained in some of our new Midwest branches that totaled over $115,000. Management restructured many of those specific branches during the third quarter of 2006 in an effort to minimize short-term losses. While some improvement was shown, the goal for all of our branch locations is to to return to profitability by the end of the fourth quarter of 2006.

OTHER INCOME (EXPENSE): Interest expense increased dramatically during the comparative periods as we financed our staffing acquisition through term debt and as we utilized our revolving credit facility. Our 2005 balance sheet had nominal debt while our current estimated monthly charge is over $90,000.

INCOME TAXES: The provision for income taxes for the nine months ended September 30, 2006 resulted in a benefit of $230,000 as compared to $203,000 in expense for the first three quarters of 2005. The provision for both periods was based on pre-tax results and certain deferred tax items valued at statutory rates of 34% with only minimal impact from non-deductible expenses.

NET INCOME (LOSS): Net income decreased $873,000 to a loss of $513,000 in the nine months ended September 30, 2006 from net profit of $360,000 during the first nine months of 2005.

INFLATION

The rate of inflation had no material effect on operations for either the three months or nine months ended September 30, 2006 or 2005.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents were approximately $95,000 and $55,000, respectively, as of September 30, 2006 and December 31, 2005. At September 30, 2006, we had negative working capital of $1,192,000 that was nearly double the deficit level at December 31, 2005. This decrease in working capital was directly attributable to the current portion of long term acquisition indebtedness used in financing our April 2006 staffing business acquisition.

We used approximately $860,000 in cash in our operations during the nine months ended September 30, 2006, a marked contrast to the $1,060,000 in cash that was generated from operations for the same period in 2005. The 2006 operating deficiency resulted primarily from a $830,000 increase in our net receivable position with Medicare. Conversely, operating cash from the first three quarters of 2005 was a direct result of $360,000 in net income and the decrease in our net receivable position with Medicare totaling over $600,000.

Cash outflows from investing activities totaled over $4,390,000 and $517,000, respectively, for the nine months ended September 30, 2006 and 2005. Investing activity in both periods included similar equipment purchases and advances to affiliates, but the 2006 period included approximately $4.1 million in net asset purchases from the staffing business acquisition completed in April. Both investing activity and financing activity were net of approximately $2.3 million in non-cash asset purchases from the same transaction.

Cash provided by financing activities totaled $5,287,000 for the nine months ended September 30, 2006 and consisted of three components: $1,675,000 in net proceeds from the issuance of preferred and common stock, $2,862,000 in net proceeds from term debt less repayments, and an increase of $815,000 in short-term borrowings on our credit facility. Net cash used in financing activities totaled $412,000 for the same six month period in 2005, consisting of $300,000 in repayments on related party advances and approximately $100,000 in repayment on debt.

Our working capital needs consist primarily of support for operations such as salaries and normal vendor payments. The nature of our business requires bi-weekly payments to health care personnel at the time patient services are rendered. We typically receive payments for these services within a range of 90 days with respect to Medicare programs. Our operations are not capital intensive with the exception of expenditures for software and computer equipment. We intend to fund our short-term liquidity needs through a combination of current cash balances,, improved earnings, and increased cash flows from operations. As we did in September 2006 when we increased our credit facility to $1.8 million, we expect to fund our growing operations through increased credit facilities.

Our long-term needs are highly dependent on our acquisition strategy. We cannot readily predict the timing, size, and success of our acquisition efforts and the associated capital commitments. If we do not have sufficient cash resources, our growth could be limited unless we obtain additional equity or debt financing and no assurance can exist as to the availability of such financing. At some future point we may elect to issue additional equity securities in conjunction with raising capital or completing an acquisition.

CRITICAL ACCOUNTING POLICIES

We have identified the following accounting policies that require significant judgment. We believe our judgments relating to revenue recognition and the collectibility of accounts receivable are appropriate. See Note 4 in the Notes to Interim Condensed Consolidated Financial Statements for further discussion and interpretation.

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

OFF-BALANCE SHEET ARRANGEMENTS

As of September 30, 2006 and 2005, we had not entered into any material off-balance sheet arrangements.

ITEM 3. CONTROLS AND PROCEDURES

As required by Rule 13a-15(b) and Rule 15d-15(b) under the Exchange Act, the Company's management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2006. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2006, because of the material weaknesses and inadequacies described below and in prior filings which have not been fully remediated, our disclosure controls and procedures were not effective to ensure that information required to be disclosed by us pursuant to the Exchange Act was recorded, processed, summarized and reported within the time periods specified in the Commission's rules and regulations. However, that review concluded that there were no new problems with, or changes to, our internal controls and procedures during the third quarter of 2006 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

As of December 31, 2005, management concluded that our financial software and internal processes were inadequate to ensure that our revenue was recorded, calculated, summarized and reported within the time periods specified in the Exchange Act. In addition, management's assessment concluded that, as of December 31, 2005, due to staffing and personnel issues, our internal controls were not effective to ensure that information required to be disclosed by us pursuant to the Exchange Act was recorded, processed, summarized and reported within the time periods specified in the Commission's rules and regulations. We had insufficient staffing and existing personnel involved in our disclosure controls and procedures and financial reporting processes lacked sufficient training with respect to the requirements of the Exchange Act and the rules and regulations promulgated thereunder.

During 2005, management implemented several measures to address these deficiencies. We purchased new software programs and implemented new systems for processing billings and collections. Those systems were fully operational as of January 1, 2006. We also expanded our financial staff by hiring a corporate controller and other accounting personnel. As a result of these corrective actions, management believes that it at least partially remediated the deficiencies that were identified in its review of disclosure controls and procedures, and rectified some of the processing and reporting delays caused by these deficiencies.

During 2006, we have taken additional steps to address remaining deficiencies. We have engaged a consultant to coordinate the preparation of outstanding audits of the financial statements required by Rule 3-05 of Regulation S-X to be filed by amendment of our Current Reports on Form 8-K filed with the Commission on July 8, 2005 and April 11, 2006 (File No. 000-32887). We have continued to train our personnel involved in our disclosure controls and procedures process and responsible for financial reporting, and to improve our internal communications in order to facilitate timely Exchange Act reporting. We intend to continue to pursue this process of remediation, and to evaluate and implement measures to continue to improve our disclosure controls and procedures.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

Not applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

ISSUANCE OF WARRANT TO LENDER

On July 5, 2006, in satisfaction of the terms of the Amended Loan Agreement dated April 5, 2006, we became obligated to issue to our lender a warrant for the purchase of 50,000 shares of common stock at an exercise price of $1.20 per share, exercisable until July 5, 2011. We issued this warrant to our lender on July 18, 2006 in reliance upon the exemption from registration for non-public offerings under Section 4(2) of the Securities Act.

RELATED PARTY TRANSACTIONS

On July 6, 2006, our Board of Directors authorized the issuance to Mr. Ruark of options to purchase 468,750 shares of our common stock at an exercise price of $0.40 per share. The options were issued in exchange for his personal guarantee of our $3,750,000 term loan with Comerica Bank. The Board determined the amount of consideration based on a formula of 10% of the amount of the loan, an amount Mr. Ruark offered to discount by 50% for the total consideration of $187,500. The options are immediately exercisable and expire on July 6, 2016.

In August 2006, we sold an aggregate of 184,019 shares of restricted common stock at a price of $1.01 to twelve employees including one officer. Those shares were issued in reliance upon the exemption from registration for non-public offerings under Section 4(2) of the Securities Act.

On October 1, 2006, pursuant to the terms of our non-employee director compensation plan, we issued to each of our non-employee directors options to purchase 14,000 shares of our common stock at an exercise price of $1.25 per share. The options are exercisable immediately and expire on October 1, 2016.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not applicable.

ITEM 5. OTHER INFORMATION.

AMENDMENT AND RESTATEMENT TO ARTICLES OF INCORPORATION

On July 5, 2006, we amended and restated our Articles of Incorporation to increase the number of shares of common stock that we are authorized to issue from 50,000,000 to 100,000,000 shares. We also increased the number of shares of preferred stock that we are authorized to issue from 5,000,000 to 10,000,000 all of which is Series A Convertible Preferred Stock with certain rights and preferences, including no dividend or voting rights and conversion rights for common stock on a one-to-one basis under certain circumstances. The foregoing is a summary of certain material terms and conditions of the Amended and Restated Articles of Incorporation and the Certificate of Designations of Preference, Right and Limitations of Series A Convertible Preferred Stock. Accordingly, the foregoing is qualified in its entirety by reference to the full text of those documents, copies of which are attached hereto as Exhibit 3.1 and 4.1, respectively, and are incorporated herein by reference.

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

APPROVAL OF NON-EMPLOYEE DIRECTOR COMPENSATION PLAN

On August 8, 2006, the Board of Directors approved and adopted a compensation plan for the non-employee directors of the newly-constituted Board of Directors following its review of various matrices and other industry data related to board compensation and consultation with board compensation specialists. The compensation plan provides that non-employee directors shall receive: (a) $30,000 ($50,000 for the non-employee chair of the Board of Directors) annually, paid in quarterly increments following each fiscal quarter of service as a director; (b) initial grants of stock options to purchase our common stock, the number of which shall be determined by dividing $50,000 by the fair market value of our common stock as of the close of trading on the date of issuance, and which shall vest over a two year period - one-third immediately, one-third at the end of the first year of service as a director, and the last one-third at the end of the second year of service as a director; (c) annual grants of stock options to purchase our common stock granted quarterly following the fiscal quarter of service, the number of which shall be determined by dividing $20,000 ($30,000 for the non-employee chair of the Board of Directors) by the fair market value of our common stock as of the close of business on the last day of the fiscal quarter, and which shall vest immediately; and (d) reimbursement of reasonable travel expenses and costs related to participation on the Board of Directors to be determined and paid according to our documented policies. In addition to the compensation listed above, the non-employee directors, other than the chair of the entire Board of Directors, who serve as the chair of a committee of the Board of Directors, shall receive $10,000 annually, paid in quarterly increments following each fiscal quarter of service as a director. The non-employee directors will not receive compensation for attendance at meetings of the Board of Directors. Pursuant to the compensation plan, on August 8, 2006 and August 18, 2006, respectively, the Board of Directors authorized the grant of options to purchase 49,505 shares at an exercise price of $1.01 to each of Messrs. Robbins, Russell and Looney.

The Board of Directors also directed and authorized the newly-formed Compensation Committee to review the non-employee director compensation plan and the 2006 Stock Plan, and make recommendations related thereto to the entire Board of Directors on an annual basis.

APPROVAL OF 2006 STOCK PLAN

On August 8, 2006, subject to stockholder approval, the Board of Directors approved and adopted a Stock Plan under which employees, non-employee directors and consultants providing services to the Company shall be eligible for the direct award of restricted shares of our common stock and/or the grant of nonstatutory options and/or incentive options (intended to qualify under Section 422 of the Internal Revenue Code of 1986, as amended) to purchase shares of our common stock. We reserved 3,500,000 shares of our common stock for issuance under our Stock Plan. In any 12 month period, we may not grant options covering more than 500,000 shares of common stock nor more than 500,000 shares of restricted stock to the same participant. The exercise price shall be the fair market value of our common stock on the date of grant. The maximum term for an option granted under the Stock Plan is 10 years from the date of grant. The foregoing is a summary of certain material terms and conditions of the Stock Plan, and not a complete discussion of the plan. Accordingly, the foregoing is qualified in its entirety by reference to the full text of the Stock Plan, a form of which is attached hereto as Exhibit 10.2 and is incorporated herein by reference.

AMENDED AND RESTATED LOAN AGREEMENT

On September 27, 2006, we entered into an Amendment to the Amended Loan Agreement dated April 5, 2006 and Amendment to Master Revolving Note (collectively, the "Amendment") with Comerica Bank as "Lender." The Amendment increased the Company's maximum line of credit amount to $1,800,000. The Amendment also included a requirement that, upon the earlier of (a) the receipt of additional equity from Barron Capital Partners, or

(b) December 31, 2006, the Company shall make a mandatory prepayment so that the outstanding principal balance of the Company's term loan is less than $1,500,000. As a condition to the effectiveness of the Amendment, the Company paid to Lender an amendment fee of $5,000.

RELATED PARTY TRANSACTIONS

On October 1, 2006, pursuant to the terms of our non-employee director compensation plan, we issued to each of our non-employee directors options to purchase 14,000 shares of our common stock at an exercise price of $1.25 per share. The options are exercisable immediately and expire on October 1, 2016.

As of October 23, 2006, we entered into a separate indemnification agreement with each of the following directors: Messrs. Robbins, Russell, Looney, Ruark and Pilkington. Our Board of Directors may from time to time authorize us to enter into additional indemnification agreements with future directors, officers or employees of the Company. In general, the indemnification agreements provide that we will indemnify each indemnitee to the fullest extent authorized or permitted by our bylaws and the Nevada Revised Statutes ("NRS"), and shall indemnify each indemnitee against all expenses, fees, damages, judgments, penalties, fines and amounts paid in settlement or incurred by him or her in connection with any threatened, pending or completed action, suit or proceeding, whether civil, criminal, administrative or investigative, by reason of the fact that the indemnitee is or was a director of the Company. In addition, the indemnification agreements provide for the advancement of expenses incurred by the indemnitee in connection with any proceeding covered by the agreement as permitted by applicable law, provided that the indemnitee shall repay the amounts advanced if it is determined that the indemnitee is not entitled to indemnification under the agreement, our bylaws, the NRS or otherwise. The foregoing is a summary of certain material terms and conditions of the indemnification agreements, and not a complete discussion of those agreements. Accordingly, the foregoing is qualified in its entirety by reference to the full text of the form of indemnification agreement attached as Exhibit 10.3 hereto and incorporated herein by reference.

ITEM 6. EXHIBITS.

3.1    Amended and Restated Articles of Incorporation.*

3.2    Bylaws (as amended and restated) dated November 10, 2005.**

4.1    Certificate of Designations of Preference, Right and Limitations of
       Series A Convertible Preferred Stock.*

4.2    Form of Series A Preferred Stock Certificate.***

4.3    Form of A Warrant.***

4.4    Form of B Warrant.***

4.5    Form of C Warrant.***

10.1   Warrant to Purchase Common Stock issuable by Company to Lender on July 5,
       2006.*

10.2 Form of Family Home Health Services Inc. 2006 Stock Plan (filed herewith).

10.3 Form of Indemnification Agreement, entered into as of October 23, 2006, between the Company and each of the Company's directors.****

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

** Incorporated by reference to the corresponding exhibit to the Registrant's Quarterly Report on Form 10-QSB filed with the Commission on November 14, 2005 (File No. 000-32887).

*** Incorporated by reference to the corresponding exhibit to the Registrant's Current Report on Form 8-K filed with the Commission on May 31, 2006 (File No. 000-32887).

**** Incorporated by reference to the corresponding exhibit to the Registrant's
     Current Report on Form 8-K filed with the Commission on October 27, 2006 (File No. 000-32887).

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there under duly authorized.

                                        FAMILY HOME HEALTH SERVICES INC.


Date: November 20, 2006                 /s/ Kevin R. Ruark
                                        ----------------------------------------
                                        By:  Kevin R. Ruark
                                        Its: Chief Executive Officer and
                                             President


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

3.2    Bylaws (as amended and restated) dated November 10, 2005.**

4.1    Certificate of Designations of Preference, Right and Limitations of
       Series A Convertible Preferred Stock.*

4.2    Form of Series A Preferred Stock Certificate.***

4.3    Form of A Warrant.***

4.4    Form of B Warrant.***

4.5    Form of C Warrant.***

10.1   Warrant to Purchase Common Stock issuable by Company to Lender on July 5,
       2006.*

10.2 Form of Family Home Health Services Inc. 2006 Stock Plan (filed herewith).

10.3 Form of Indemnification Agreement, entered into as of October 23, 2006, between the Company and each of the Company's directors.****

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

** Incorporated by reference to the corresponding exhibit to the Registrant's Quarterly Report on Form 10-QSB filed with the Commission on November 14, 2005 (File No. 000-32887).

*** Incorporated by reference to the corresponding exhibit to the Registrant's Current Report on Form 8-K filed with the Commission on May 31, 2006 (File No. 000-32887).

**** Incorporated by reference to the corresponding exhibit to the Registrant's
     Current Report on Form 8-K filed with the Commission on October 27, 2006 (File No. 000-32887).